Form 10QSB
period 2000-12-31
AQUACELL TECHNOLOGIES INC
filed 2001-02-20
CIK 1114655

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  Form 10-QSB
(mark one)
  X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
 ---
of 1934
For the quarterly period ended December 31, 2000.

 ___ Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from _________ to ___________

Commission file number 1-16165


                          AQUACELL TECHNOLOGIES, INC.
      (Exact Name of Small Business Issuers as Specified in its Charter)

           Delaware                                 33-0750453
   (State of Incorporation)            (IRS employer identification number)

                            10410 Trademark Street
                         Rancho Cucamonga, CA  91730
                   (Address of Principal Executive Offices)

                                (909) 987-0456
               (Issuer's Telephone Number, Including Area Code)

                    _______________________________________

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __    No  X  - Issuer became subject to filing requirements within the
                  ---
past 90 days.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
     Yes            No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                  7,733,250 shares outstanding
                                                  as of February 20, 2001

          Transitional Small Business Disclosure Format (check one):
          Yes ___      No  X
                          ---

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                        PART 1 - FINANCIAL INFORMATION

                                                                                                  PAGE
Item 1    Financial Statements:
          Condensed Consolidated Balance Sheet as of December 31, 2000..........................    1

          Condensed Consolidated Statements of Operation's for the three and six month
          periods ended December 31, 2000 and 1999 .............................................    2

          Condensed Consolidated Statements of Cash Flow for the six month periods
          ended December 31, 2000 and 1999 .....................................................    3

          Notes to Condensed Consolidated Financial Statements..................................    4

Item 2    Managements Discussion and Analysis:..................................................    7
                    Forward Looking Statements
                    Overview
                    Results of Operations
                    Liquidity and Capital Resources



                                      PART II - OTHER INFORMATION

Item 6    Exhibits and reports on Form 8-K......................................................    9

Signatures......................................................................................    9

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2000
                                  (unaudited)

ASSETS
Current assets:
     Cash.............................................................................................      $     11,000
     Accounts receivable..............................................................................            29,000
     Inventories......................................................................................            64,000
     Prepaid expenses.................................................................................            18,000
                                                                                                            ------------
          Total current assets........................................................................           122,000

Property and equipment, net...........................................................................            87,000
Other assets:
     Patents, net.....................................................................................           156,000
     Deferred offering costs..........................................................................           647,000
     Security deposits................................................................................            10,000
                                                                                                            ------------
                                                                                                            $    998,000
                                                                                                            ============

LIABILITIES
Current liabilities
     Accounts payable.................................................................................      $    306,000
     Accrued expenses.................................................................................         1,248,000
     Notes and loan payable...........................................................................           176,000
     Note and loan payable to officers/stockholders...................................................             6,000
     Note payable-Union Labor Life Insurance Company, including accrued interest of $55,000...........           598,000
                                                                                                            ------------
          Total current liabilities...................................................................      $  2,334,000
                                                                                                            ------------

Commitment and contingencies

CAPITAL DEFICIENCY:
Preferred stock, par value $.001; 10,000,000 shares authorized; no shares issued
Common stock, par value $.001;40,000,000 shares authorized; 6,433,250
  issued and outstanding..............................................................................             6,000
Additional paid-in capital............................................................................         3,715,000
Accumulated deficit...................................................................................        (5,057,000)
                                                                                                            ------------
                                                                                                              (1,336,000)
                                                                                                            ------------
                                                                                                            $    998,000
                                                                                                            ============

           See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                  Three Months Ended          Six Months Ended
                                                                                     December 31,               December 31,
                                                                              -------------------------   ------------------------
                                                                                  2000          1999          2000         1999
                                                                              -----------   -----------   -----------   ----------
Net sales ..................................................................  $    58,000   $    80,000   $   106,000   $  121,000
Cost of sales ..............................................................       25,000        38,000        44,000       54,000
                                                                              -----------   -----------   -----------   ----------
Gross profit ...............................................................       33,000        42,000        62,000       67,000
                                                                              -----------   -----------   -----------   ----------

Selling, general and administrative expenses:
        Salaries and wages .................................................      107,000       140,000       214,000      268,000
        Legal, accounting and other professional expenses ..................       20,000        47,000        79,000       79,000
        Other ..............................................................       97,000       131,000       232,000      260,000
        Depreciation and amortization ......................................       12,000        13,000        24,000       25,000
                                                                              -----------   -----------   -----------   ----------
                                                                                  236,000       331,000       549,000      632,000
                                                                              -----------   -----------   -----------   ----------

Loss from operations before interest expense and extraordinary item.........     (203,000)     (289,000)     (487,000)    (565,000)
                                                                              -----------   -----------   -----------   ----------

Interest expense:
        Amortization of debt discount ......................................      335,000         6,000       694,000       33,000
        Other ..............................................................       49,000        32,000       103,000       61,000
                                                                              -----------   -----------   -----------   ----------
                                                                                  384,000        38,000       797,000       94,000
                                                                              -----------   -----------   -----------   ----------

Loss before extraordinary item .............................................     (587,000)     (327,000)   (1,284,000)    (659,000)
Accretion of redemption amount of redeemable common stock ..................        2,000         3,000         4,000        5,000
                                                                              -----------   -----------   -----------   ----------
Loss attributable to common stockholders before extraordinary item..........     (589,000)     (330,000)   (1,288,000)    (664,000)
Extraordinary item - Loss on extinguishment of debt ........................      159,000             -       159,000            -
                                                                              ===========   ===========   ===========   ==========

Net loss attributable to common stockholders................................  $  (748,000)  $  (330,000)  $(1,447,000)  $ (664,000)
                                                                              ===========   ===========   ===========   ==========

Net loss per common share-Basic and diluted:
        Loss attributable to common stockholders before extraordinary item..  $     (0.11)  $     (0.07)  $     (0.24)  $    (0.13)
        Extraordinary Item - Loss on extinguishment of debt ................        (0.03)            -         (0.03)           -
                                                                              -----------   -----------   -----------   ----------

        Net loss available to common stockholders...........................  $     (0.14)  $     (0.07)  $     (0.27)  $    (0.13)
                                                                              ===========   ===========   ===========   ==========

Weighted average shares outstanding-basic and diluted.......................    5,406,000     4,938,000     5,272,000    4,938,000
                                                                              ===========   ===========   ===========   ==========

           See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                      Six Months Ended
                                                                                                         December 31,
                                                                                                         ------------
                                                                                                      2000         1999
                                                                                                      -----------------
Cash flows from operating activities:
Net loss ................................................................................         $(1,443,000)  $(659,000)
Adjustments to reconcile net loss to net cash used in operating activities;
  Interest expense, including extraordinary expense of $159,000, related to
    amortization of discount on debt for fair value of stock warrants issued ............             853,000      33,000
  Depreciation and amortization .........................................................              24,000      25,000
Changes in:
  Accounts receivable ...................................................................              (7,000)     (6,000)
  Prepaid expenses and other current assets .............................................             (19,000)     (6,000)
  Inventory .............................................................................              (7,000)     12,000
  Security deposits .....................................................................                   -      (3,000)
  Accounts payable ......................................................................              (1,000)     107,000
  Accrued expenses ......................................................................             153,000     188,000
  Accrued interest ......................................................................             103,000      48,000
                                                                                                  -----------   ---------

     Net cash used in operating activities ..............................................            (344,000)   (261,000)
                                                                                                  -----------   ---------

Cash flows from investing activities:
  Purchases of property and equipment ...................................................             (11,000)         --
                                                                                                  -----------   ---------
    Net cash used in investing activities ...............................................             (11,000)         --
                                                                                                  -----------   ---------

Cash flows from financing activities:
  Offering costs deferred ...............................................................              (3,000)
  Subscriptions receivable ..............................................................                        (175,000)
  Proceeds from notes payable-private loan offering .....................................             200,000     465,000
  Proceeds from notes, loans and advances from officers, stockholders
   and others, net ......................................................................             167,000     (29,000)
                                                                                                  -----------   ---------

      Net cash provided by financing activities .........................................             364,000     261,000
                                                                                                  -----------   ---------

Increase in cash ........................................................................               9,000           0
Cash, beginning of period ...............................................................               2,000      18,000
                                                                                                  -----------   ---------

Cash, end of period .....................................................................         $    11,000   $  18,000
                                                                                                  ===========   =========

Supplemental disclosure of cash flow information:
  Cash paid for interest ................................................................         $         -   $   9,000


Supplemental schedule of non-cash investing and financing activities:
Contribution of accrued salaries to capital .............................................         $         -   $ 191,000
Common stock warrants issued as debt discount ...........................................         $   834,000   $  93,000
Accrual of deferred offering costs ......................................................         $   328,000   $   3,000

Common stock warrants exercised through retirement of notes payable......................         $ 1,295,000

           See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2000 and 1999 (Unaudited)

NOTE A - BASIS OF PRESENTATION

   AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997. The Company was inactive until July 1, 1997; its principal business objective is to operate in the water purification business.

   The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 15, 2001 the Company closed its initial public offering of 1,200,000 shares of common stock and generated net proceeds of approximately $4,600,000. Management plans to use these proceeds to, among other things, expand in-house marketing activities in hopes of achieving sufficient sales volume to support the Company's cost structure.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form SB-2 for the year ended June 30, 2000.

NOTE B - INVENTORIES

   Inventories consist of the following:
       Raw materials.......................................        $ 54,000
       Work in progress....................................           6,000
       Completed product...................................           4,000
                                                                   --------
                                                                   $ 64,000
                                                                   ========

NOTE C - PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows:
       Furniture and fixtures .................................    $ 34,000
       Equipment - office .....................................      27,000
       Machinery and equipment ................................      71,000
       Machinery and equipment - coolers on rental program.....       7,000
       Leasehold improvements .................................      10,000
                                                                   --------
                                                                   $149,000
       Less accumulated depreciation ..........................      62,000
                                                                   --------
                                                                   $ 87,000
                                                                   ========

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2000 and 1999 (Unaudited)

NOTE D - NOTES AND LOAN PAYABLE

   At December 31, 2000 the notes payable consisted of $175,000 10% promissory notes due on February 28, 2001 and an unsecured demand loan bearing interest at 10% per annum in the amount of $1,000.

NOTE E - NOTE AND LOAN PAYABLE TO OFFICERS/STOCKHOLDERS

   At December 31, 2000 the note payable to officers/stockholders consisted of a $5,000 8% promissory note due on demand and a $1,000 unsecured non-interest baring demand loan.

NOTE F - NOTES PAYABLE-PRIVATE LOAN OFFERING

   On December 11, 2000 the holders of private loan offering warrants agreed to exercise all of their 1,295,000 warrants upon the effectiveness of the initial public offering. The offering was declared effective, although not traded, on December 13, 2000. The settlement of the exercise price was realized through the retirement of all $1,295,000 of the notes payable-private loan offering.

   At December 31, 2000, interest accrued on these notes through the date of settlement amounted to $162,000. Interest expense (excluding amortization of debt discount) during the six months ended December 31, 2000 and 1999 amounted to $57,000 and $30,000 respectively.

NOTE G - NOTE PAYABLE-UNION LABOR LIFE INSURANCE COMPANY

   On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor life Insurance Co. ("ULLICO"). Under the terns of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, using the Black-Scholes valuation method. Such amount was amortized to interest expense over the six-month term of the note. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30,2000 in the amount of $26,000, was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded debt discount based upon the estimated value of the warrants totaling $39,000. The Warrants were valued utilizing the Black-Scholes valuation method. On July 27, 2000, the note's maturity was extended to October 31, 2000 and was subsequently extended to March 31, 2001. During the six months ended December 31, 2000 amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $42,000 and $26,000 during the six months ended December 31, 2000 and 1999 respectively.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 2000 and 1999 (Unaudited)

NOTE H - WARRANTS

   At December 31, 2000, the Company had warrants outstanding as follows:

          Exercise               Number
            Price                of Shares        Expiration Date
          --------               ---------        ---------------
            1.00                  500,000           January 2003
            5.00                   50,000           January 2003
                                  -------
                                  550,000
                                  =======

NOTE I - REDEEMABLE COMMON STOCK

   In connection with the purchase of certain assets (consideration for which included 200,000 shares of the Company's common stock), an option was granted to the holder of 135,000 shares of common stock to put the stock back to the Company at a price of $1.00 per share plus interest at 7% per annum if the Company had not registered its common stock by December 21, 2000. The Company's common stock became registered on December 13, 2000 and the shares, including interest, were returned to capital on the accompanying December 31, 2000 balance sheet.

NOTE J - INCENTIVE STOCK PLAN

   During the years ended June 30, 2000, the Company issued 305,000 options under the August 1998 Incentive Stock Plan to employees and directors exercisable at the current fair value of $1.00 per share exercisable through September 15, 2004. At December 31, 2000 181,000 options were exercisable. If the option had been accounted for under SFAS 123, net loss attributable to common stockholders for the six months would have been $1,459,000 or $.28 per common share. The Company had reserved 40,000 options in connection with incentive clauses of a sales representation agreement. As of June 30, 2000, the required sales levels were not achieved and the option were forfeited. The Company has reserved 40,000 option for issuance as incentives in connection with the future hiring of sales and marketing personnel.

NOTE K - ACCRUED OFFICERS' SALARIES CONTRIBUTED TO CAPITAL

   On September 30, 1999, three officers/stockholders and directors agreed to contribute to capital accrued salaries of $191,000.

NOTE L -SUBSEQUENT EVENTS

   On February 7, 2001 Union Labor Life Insurance Company agreed to convert its $500,000 note into 100,000 shares of common stock at $5.00 per share on February 12, 2001.

   On February 9, 2001, three officer's/stockholders and directors agreed to contribute to capital accrued salaries of $214,000.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Forward Looking Statements

   The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of AquaCell Technologies, Inc.(the "Company") to continue its strategic business expansion strategy, changes in costs of labor, changes in the cost of raw materials, fluctuations in interest rates, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumption could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


Overview

   AquaCell Technologies, Inc. was incorporated in March, 1997. We were a development stage enterprise through June 30, 1999 and we incurred significant non-recurring expenses through that date in connection with our initial formation, interim financing transactions, start-up of operations including: legal and accounting expenses; costs incurred in connection with contracts for and audits of acquisitions and potential acquisitions; and stock issued to consultants and employees valued at $231,000.

   During the forty-two month period from our inception through December 31, 2000, we paid $293,000 in compensation to our executive management team, after $191,000 of unpaid salaries was contributed to capital by our officers and an additional $438,000 was accrued and unpaid as of December 31, 2000. An additional $214,000 of unpaid salaries was contributed to capital by our officers on February 9, 2001.

   In December 1998 we completed the acquisition of selected assets of KABB Inc. and Aquacell International, Inc., which included the rights to certain products and the assignment of U.S. and Canadian patents for an automatic refilling purified bottle system. We paid a total of $250,000 for those assets, including $50,000 in cash and $200,000 in shares of our common stock at $1.00 per share. Upon completion of this acquisition we proceeded to set up our manufacturing facility in Rancho Cucamonga, California.

   In May 1999 we began our business to business marketing program to 100 of the Fortune 500 companies. We currently serve nine Fortune 500 companies.

Results of Operations

   During the six months ended December 31, 2000 we generated minimal revenues because executive management, which has been responsible for all sales to date, devoted all of its time to the completion of the Company's initial public offering. On a consolidated basis we generated revenues of $106,000 for the six months ended December 31, 2000 as compared to $121,000 for the similar period of the preceding year and gross profit was increased to approximately 59% from 55% for the six months ended December 31, 1999.

   Our operating expenses, exclusive of depreciation and amortization were $525,000 for the six months ended December 31, 2000 representing a decrease of $82,000 or 14% over the six months ended December 31, 1999. Selling, general and administrative expenses were $549,000 for the six months ended December 31, 2000 representing a net decrease of $83,000 from the similar expenses for the six months ended December 31, 1999.

   The amortization of debt discount, a non-cash non-recurring charge attributed to warrants issued in connection with notes payable, amounted to $694,000 for the six months ended December 31, 2000. The warrants issued in connection with the notes payable were exercised during the six months ended December 31, 2000 and converted to equity through the retirement of the notes. In addition, $159,000 of amortization of debt discount was reflected as an extraordinary loss on debt extinguishment for the six months ended December 31, 2000. Amortization of debt discount amounted to $33,000 for the six month period ended December 31, 1999. Other interest expense, which will be eliminated on a forward looking basis because of the conversion of debt to equity was $103,000 for the six months ended December 31, 2000 as compared to $61,000 for the six months ended December 31, 1999.


Liquidity and Capital Resources

   Since inception our operations have been funded by equity and debt offerings. The Company closed its initial public offering on February 15, 2001 and generated net proceeds of approximately $4,600,000.

   Six months ended December 31, 2000. During the six months ended we financed our operations through the sale of all units offered in a private loan offering that generated $200,000. An additional $175,000 was received in the form of loans from an outside shareholder and net repayment of officer loans amounted to $8,000 during the period. We also paid $3,000 of costs in connection with our initial public offering.

   Cash used by operations during the six months ended December 31, 2000 amounted to $320,000. Net loss of $1,443,000 was reduced by non-cash interest on stock warrant issuance in the amount of $853,000 and depreciation and amortization of $24,000. Net loss was further decreased by increases in accrued expenses, including interest, in the amount of $256,000 and was increased by net changes in other operating asset and liability accounts of $34,000.

   Cash used by investing activities during the six months ended December 31, 2000 represented expenditures for property and equipment in the amount of $11,000.

   Management believes that the net proceeds from its recently closed initial public offering and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

   To date, sales have not been significant as we have focused on building a client base with only Fortune 500 companies, which have long sales cycles. We hope that our growth will come from the vertical expansion and roll out of our programs to branches and affiliates of our existing customer base as well as the expansion of our customer base to include other Fortune 500 companies.

   We presently intend to invest approximately $2,000,000 of the net proceeds from our recently closed initial public offering in the development of an in-house sales and marketing staff to concentrate on different industry classifications within the Fortune 500. We intend to use our business to business marketing strategy to build a blue chip customer base to produce significant repeat business and to develop long term relationships with Fortune 500 companies.


                         Part II.   Other Information

Item 6. Exhibits and Reports on Form 8-K
        Reports on Form 8-K: None

                                   Signature

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AquaCell Technologies, Inc.
                                        ---------------------------
                                        Registrant



                                        /s/ James C. Witham
                                        -------------------
Date: February 20, 2001                 James C. Witham
      -----------------
                                        Chairman and Chief Executive Officer


                                        /s/ Gary S. Wolff
                                        -----------------
Date: February 20, 2001                 Gary S. Wolff
      -------------------
                                        Chief Financial Officer