Form 10QSB/A
period 2000-12-31
AQUACELL TECHNOLOGIES INC
filed 2001-02-21
CIK 1114655

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB/A
                                 AMENDMENT #1

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                  7,733,250 shares outstanding
                                                  as of February 20, 2001

          Transitional Small Business Disclosure Format (check one):
          Yes ___      No  X
                          ---

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2000
                                  (unaudited)

ASSETS
Current assets:
     Cash.............................................................................................      $     11,000
     Accounts receivable..............................................................................            29,000
     Inventories......................................................................................            64,000
     Prepaid expenses.................................................................................            18,000
                                                                                                            ------------
          Total current assets........................................................................           122,000

Property and equipment, net...........................................................................            87,000
Other assets:
     Patents, net.....................................................................................           156,000
     Deferred offering costs..........................................................................           623,000
     Security deposits................................................................................            10,000
                                                                                                            ------------
                                                                                                            $    998,000
                                                                                                            ============

LIABILITIES
Current liabilities
     Accounts payable.................................................................................      $    306,000
     Accrued expenses.................................................................................         1,248,000
     Notes and loan payable...........................................................................           176,000
     Note and loan payable to officers/stockholders...................................................             6,000
     Note payable-Union Labor Life Insurance Company, including accrued interest of $55,000...........           598,000
                                                                                                            ------------
          Total current liabilities...................................................................      $  2,334,000
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