Form 10QSB
period 2001-03-31
AQUACELL TECHNOLOGIES INC
filed 2001-05-11
CIK 1114655

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  Form 10-QSB
(mark one)
      X  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     ---
Act of 1934
For the quarterly period ended March 31, 2001.

         Transition report under Section 13 or 15(d) of the Exchange Act
     ---
For the transition period from             to
                               -----------    ------------
Commission file number 1-16165


                          AQUACELL TECHNOLOGIES, INC.
      (Exact Name of Small Business Issuers as Specified in its Charter)

            Delaware                               33-0750453
     (State of Incorporation)          (IRS employer identification number)

                             10410 Trademark Street
                          Rancho Cucamonga,  CA  91730
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

   Yes  X          No
       ---            ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

Yes                                No
    ---                               ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                   7,733,250 shares outstanding
                                                     as of May 11, 2001

          Transitional Small Business Disclosure Format (check one):
          Yes          No  X
              ---         ---

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                        PART 1 - FINANCIAL INFORMATION

                                                                           PAGE

Item 1 Financial Statements:
       Condensed Consolidated Balance Sheet as of March 31, 2001..........  1

       Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2001 and 2000...............  2

       Condensed Consolidated Statements of Cash Flow for the nine month periods ended March 31, 2001 and 2000..............................  3

       Notes to Condensed Consolidated Financial Statements...............  4

Item 2 Managements Discussion and Analysis:...............................  7
          Forward Looking Statements
          Results of Operations
          Liquidity and Capital Resources



                          PART II - OTHER INFORMATION

Item 6 Exhibits and reports on Form 8-K...................................  9

Signature.................................................................  9

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  (unaudited)


ASSETS
Current assets:
    Cash........................................................... $ 1,086,000
    Notes receivable...............................................   1,800,000
    Accounts receivable............................................      36,000
    Inventories....................................................      99,000
    Prepaid expenses...............................................     306,000
                                                                    -----------
       Total current assets........................................   3,327,000

Property and equipment, net........................................      80,000
Other assets:
    Patents, net...................................................     151,000
    Security deposits..............................................      12,000
                                                                    -----------
                                                                    $ 3,570,000
                                                                    ===========

LIABILITIES
Current liabilities
    Accounts payable............................................... $    98,000
    Accrued expenses...............................................      47,000
    Loans payable-officers.........................................      10,000
                                                                    -----------
       Total current liabilities...................................     155,000
                                                                    -----------

Commitment and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.001; 10,000,000 shares authorized;
 no shares issued
Common stock, par value $.001; 40,000,000 shares authorized;
 7,733,250 shares issued and outstanding...........................       8,000
Additional paid-in capital.........................................   9,070,000
Accumulated deficit................................................  (5,663,000)
                                                                    -----------
                                                                      3,415,000
                                                                    -----------
                                                                    $ 3,570,000
                                                                    ===========


            See notes to condensed consolidated financial statements

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                                March 31,                    March 31,
                                                        ------------------------      -----------------------
                                                           2001          2000            2001         2000
                                                        ------------------------      -----------------------
Net sales ........................................      $  53,000     $   80,000      $   159,000  $  201,000
Cost of sales.....................................         23,000         40,000           67,000      94,000
                                                        ---------     ----------      -----------  ----------
Gross profit .....................................         30,000         40,000           92,000     107,000
                                                        ---------     ----------      -----------  ----------

Selling, general and administrative expenses:
  Salaries and wages .............................        165,000        112,000          379,000     380,000
  Legal, accounting and other
    professional expenses ........................        226,000         22,000          305,000     101,000
  Other ..........................................        239,000        121,000          471,000     381,000
  Depreciation and amortization ..................         12,000         12,000           36,000      37,000
                                                        ---------     ----------      -----------  ----------
                                                          642,000        267,000        1,191,000     899,000
                                                        ---------     ----------      -----------  ----------

Loss from operations before interest
 expense (income)and extraordinary item...........       (612,000)      (227,000)      (1,099,000)   (792,000)
                                                        ---------     ----------      -----------  ----------

Interest expense (income):
  Amortization of debt discount ..................            ---         50,000          694,000      83,000
  Interest expense................................         11,000         46,000          114,000     107,000
  Interest (income) ..............................        (17,000)             -          (17,000)          -
                                                        ---------     ----------      -----------  ----------
                                                           (6,000)        96,000          791,000     190,000
                                                        ---------     ----------      -----------  ----------

Loss before extraordinary item ...................       (606,000)      (323,000)      (1,890,000)   (982,000)
Accretion of redemption amount of
   redeemable common stock .......................              -          2,000            4,000       7,000
                                                        ---------     ----------      -----------  ----------
Loss attributable to common
   stockholders before extraordinary item.........       (606,000)      (325,000)      (1,894,000)   (989,000)
Extraordinary item - Loss on
   extinguishment of debt ........................              -               -         159,000           -
                                                        ---------     ----------      -----------  ----------

Net loss attributable to common stockholders......      $(606,000)    $ (325,000)     $(2,053,000) $ (989,000)
                                                        =========     ==========      ===========  ==========

Net loss per common share-Basic and diluted:
   Loss attributable to common stockholders
    before extraordinary item ....................      $   (0.09)    $    (0.07)     $     (0.32) $    (0.20)
   Extraordinary Item - Loss on
    extinguishment of debt .......................              -              -            (0.03)          -
                                                        ---------     ----------      -----------  ----------

   Net loss available to common stockholders......      $   (0.09)    $    (0.07)     $     (0.35) $    (0.20)
                                                        =========     ==========      ===========  ==========

Weighted average shares outstanding-
   basic and diluted .............................      7,112,000      4,938,000        5,876,000   4,938,000
                                                        =========     ==========      ===========  ==========


            See notes to condensed consolidated financial statements

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               Nine Months Ended
                                                                                                    March 31,
                                                                                          ----------------------------
                                                                                            2001               2000
                                                                                          -----------        ---------
Cash flows from operating activities:
Net loss ...............................................................................  $(2,049,000)       $(982,000)
Adjustments to reconcile net loss to net cash used in operating activities;
 Interest expense, including extraordinary expense of $159,000, related to
    amortization of discount on debt for fair value of stock warrants issued............      853,000           83,000
 Depreciation and amortization .........................................................       36,000           37,000
Changes in:
 Accounts receivable ...................................................................            -          (39,000)
 Prepaid expenses and other current assets .............................................     (305,000)           2,000
 Inventory .............................................................................      (28,000)         (16,000)
 Security deposits .....................................................................       (2,000)           1,000
 Accounts payable ......................................................................     (209,000)          98,000
 Accrued expenses ......................................................................      (99,000)         267,000
 Accrued interest ......................................................................     (163,000)          82,000
                                                                                          -----------        ---------

     Net cash used in operating activities .............................................   (1,966,000)        (467,000)
                                                                                          -----------        ---------

Cash flows from investing activities:
 Investment in short term notes receivable .............................................   (1,800,000)               -
 Purchases of property and equipment ...................................................      (12,000)          (3,000)
                                                                                          -----------        ---------
    Net cash used in investing activities ..............................................   (1,812,000)          (3,000)
                                                                                          -----------        ---------

Cash flows from financing activities:
 Offering costs deferred ...............................................................            -           (5,000)
 Net proceeds from sale of stock in initial public offering ............................    4,667,000                -
 Proceeds from notes payable-private loan offering .....................................      200,000          310,000
 Loans and advances from officers, stockholders and others, net ........................       (5,000)         155,000
                                                                                          -----------        ---------

      Net cash provided by financing activities ........................................    4,862,000          460,000
                                                                                          -----------        ---------
Increase (decrease) in cash ............................................................    1,084,000          (10,000)
Cash, beginning of period ..............................................................        2,000           18,000
                                                                                          -----------        ---------

Cash, end of period ....................................................................  $ 1,086,000        $   8,000
                                                                                          ===========        =========

Supplemental disclosure of cash flow information:
 Cash paid for interest ................................................................  $   234,000        $   9,000

Supplemental schedule of non-cash investing and financing activities:
Contribution of accrued salaries to capital ............................................  $   214,000        $ 191,000
Common stock warrants issued as debt discount ..........................................  $   834,000        $ 111,000
Accrual of deferred offering costs  ....................................................  $         -        $ 162,000

Accrued interest added to principal on note payable.....................................                     $  17,000
Conversion of notes and loans from officers and
   others to notes payable private loan offering........................................                     $ 260,000
Common stock warrants exercised through
  retirement of notes payable ..........................................................  $ 1,295,000
Conversion of note payable into common stock ...........................................  $   500,000

            See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and 2000 (Unaudited)

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

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form SB-2 for the year ended June 30, 2000.

NOTE B - NOTES RECEIVABLE

   At March 31, 2001 the notes receivable represent short term investment of cash, not currently required for operations, to non affiliated parties at an annual interest rate of 8%. The notes are due August 16, 2001 and March 6, 2002.

NOTE C - INVENTORIES

   Inventories consist of the following:
       Raw materials .........................................  $77,000
       Work in progress ......................................   15,000
       Completed product .....................................    7,000
                                                                -------
                                                                $99,000
                                                                =======

NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows:
       Furniture and fixtures ................................  $34,000
       Equipment - office ....................................   27,000
       Machinery and equipment ...............................   71,000
       Machinery and equipment - coolers on rental program....    7,000
       Leasehold improvements ................................   10,000
                                                               --------
                                                               $149,000
       Less accumulated depreciation .........................   69,000
                                                               --------
                                                               $ 80,000
                                                               ========

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and 2000 (Unaudited)

NOTE E -LOANS PAYABLE TO OFFICERS/STOCKHOLDERS

   At March 31, 2001 the loans payable to officers/stockholders consisted of $10,000 unsecured non-interest bearing demand loans.

NOTE F - NOTES PAYABLE-PRIVATE LOAN OFFERING

   On December 11, 2000 the holders of private loan offering warrants agreed to exercise all of their 1,295,000 warrants upon the effectiveness of the initial public offering. The offering was declared effective, although not traded, on December 13, 2000. The settlement of the exercise price was realized through the retirement of all $1,295,000 of the notes payable-private loan offering.
The unamortized debt discount at this date, in the amount of $159,000, was reflected as an extraordinary loss on extinguishment of debt in the accompanying condensed consolidated statement of operations.

   At December 31, 2000, interest accrued on these notes through the date of settlement amounted to $162,000. Interest expense (excluding amortization of debt discount) during the nine months ended March 31, 2001 and 2000 amounted to $57,000 and $55,000 respectively.

NOTE G - NOTE PAYABLE-UNION LABOR LIFE INSURANCE COMPANY

   On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor life Insurance Co. ("ULLICO"). Under the terns of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, using the Black-Scholes valuation method. Such amount was amortized to interest expense over the six-month term of the note. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30,2000 in the amount of $26,000, was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded debt discount based upon the estimated value of the warrants totaling $39,000. The Warrants were valued utilizing the Black-Scholes valuation method. On July 27, 2000, the note's maturity was extended to October 31, 2000 and was subsequently extended to March 31, 2001. During the nine months ended March 31, 2001 amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $50,000 and $46,000 during the nine months ended March 31, 2001 and 2000 respectively.

   On February 12, 2001 Union Labor Life Insurance Company converted its $500,000 note into 100,000 shares of common stock at $5.00 per share.

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2001 and 2000 (Unaudited)

NOTE H - REDEEMABLE COMMON STOCK

   In connection with the purchase of certain assets (consideration for which included 200,000 shares of the Company's common stock), an option was granted to the holder of 135,000 shares of common stock to put the stock back to the Company at a price of $1.00 per share plus interest at 7% per annum if the Company had not registered its common stock by December 21, 2000. The Company's common stock became registered on December 13, 2000 and the shares, including interest, were returned to capital on the accompanying March 31, 2001 balance sheet.

NOTE I - ACCRUED OFFICERS' SALARIES CONTRIBUTED TO CAPITAL

   On September 30, 1999, three officers/stockholders and directors agreed to contribute to capital accrued salaries of $191,000.

   On February 9, 2001, the three officers/stockholders and directors agreed to contribute to capital an additional $214,000 of accrued salaries.

NOTE J - UNDERWRITER WARRANTS

   We have sold to the underwriter, for a consideration of $100, warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $8.25 per share. The warrants will be exercisable for a four year period commencing one year from February 9, 2001.

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

Results of Operations

   During the nine months ended March 31, 2001 we generated minimal revenues because executive management, which has been responsible for all sales to date, devoted all of its time to the completion of the Company's initial public offering which was accomplished on February 15, 2001. On a consolidated basis we generated revenues of $159,000 for the nine months ended March 31, 2001 as compared to $201,000 for the similar period of the preceding year and gross profit was increased to approximately 58% from 53% for the nine months ended March 31, 2000.

   Our operating expenses, exclusive of depreciation and amortization were $1,155,000 for the nine months ended March 31, 2001 representing an increase of $293,000 or 34% over the nine months ended March 31, 2000. Of this amount, $242,000 represented nonrecurring costs.

   The amortization of debt discount, a non-cash non-recurring charge attributed to warrants issued in connection with notes payable, amounted to $694,000 for the nine months ended March 31, 2001. The warrants issued in connection with the notes payable were exercised during the nine months ended March 31, 2001 and converted to equity through the retirement of the notes. In addition, $159,000 of amortization of debt discount was reflected as an extraordinary loss on debt extinguishment for the nine months ended March 31, 2001. Amortization of debt discount amounted to $83,000 for the nine month period ended March 31, 2000. Other interest expense, which will be eliminated on a forward looking basis because of the conversion of debt to equity was $114,000 for the nine months ended March 31, 2001 as compared to $107,000 for the nine months ended March 31, 2000.

Liquidity and Capital Resources

   During the nine months ended March 31, 2001 we financed our operations through a private loan offering that generated $200,000 and loans received from an outside shareholder and a director in the aggregate amount of $225,000. These loans were repaid from the proceeds of the initial public offering which generated net proceeds in the amount of $4,667,000. A net repayment of officer loans amounted to $5,000 during the period.


  Cash used by operations during the nine months ended March 31, 2001 amounted to $1,966,000. Net loss of $2,049,000 was reduced by non-cash interest on stock warrant issuance in the amount of $853,000 and depreciation and amortization of $36,000. Cash used by operations was further increased by prepaid expenses in the amount of $305,000 representing prepayment of marketing, employment and consulting agreements and the decrease of accounts payable and accrued expenses, including accrued interest, in the amount of $471,000 resulting from use of the proceeds from the initial offering to eliminate Company debt. Net loss was further increased by net changes in other operating asset accounts amounting to $30,000.

   On February 15, 2001 the Company closed its initial public offering of 1,200,000 shares of common stock and generated net proceeds of approximately $4,667,000. Management plans to use these proceeds to, among other things, expand in-house marketing activities in hopes of achieving sufficient sales volume to support the Company's cost structure.

   As a result of the completion of our initial public offering our financial position went from a capital deficiency of $1,336,000 and liabilities of $2,334,000 at the end of December, 2000 to a stockholders' equity of $3,415,000 and liabilities of only $155,000 at March 31, 2001.

   Cash used by investing activities during the nine months ended March 31, 2001 represented an investment of $1,800,000 of cash not currently required for operations into short term notes bearing interest at the rate of 8% per annum and expenditures for property and equipment in the amount of $12,000.

   We presently intend to use approximately $2,000,000 of the net proceeds from our recently closed initial public offering in the development of a network of consultants and an in-house sales and marketing staff to concentrate on different industry classifications within the Fortune 500 and the creation of marketing, advertising and promotional programs for our entire product line.

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


                                                Aquacell Technologies, Inc.
                                                -------------------------------
                                                Registrant



                                                /s/ Gary S. Wolff
                                                -------------------------------
Date: May 11, 2001                              Gary S. Wolff
      -----------------                         Chief Financial Officer