Form 10KSB40
period 2001-06-30
AQUACELL TECHNOLOGIES INC
filed 2001-10-26
CIK 1114655

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from        to

                        Commission file number 1-16165

                               -----------------
                          AQUACELL TECHNOLOGIES, INC.
                (Name of small business issuer in its charter)

                Delaware                     33-0750453
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)      Identification No.)

        10410 Trademark Street,
          Rancho Cucamonga, CA                  91730
(Address of principal executive offices)     (Zip Code)

                                (909) 987-0456
                          (Issuer's telephone number)

                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

                               -----------------

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the 2001 Annual Meeting of Shareholders, which will be filed by the issuer within 120 days after the close of its fiscal year.

   State issuer's revenues for its most recent fiscal year: $191,000

   As of October 18, 2001, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the American Stock Exchange) held by non-affiliates of the issuer was $23,728,830. At October 18, 2001, 8,205,057 shares of issuer's Common Stock were outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

Overview

   AquaCell Technologies, Inc. recently commenced operations in the water purification industry. We provide point-of-use drinking water, filtration and purification products to a variety of customers. Our strategic plan is to grow rapidly within the fragmented drinking water industry. We are presently targeting Fortune 500 and other large companies with our patented five-gallon self-refilling bottle water cooler. The filtration system on our cooler contains different combinations of systems, which utilize sediment filters, reverse osmosis, carbon block, multi-media filters and ultra-violet light.

   We replace traditional five-gallon bottle water coolers with a permanently installed convenient alternative where the bottle never needs changing and water bottles no longer need to be delivered, stored or replaced. In addition, we replace water fountains where users tend to have greater concerns as to sanitation and water quality.

Water Purification Industry Background

   The highly fragmented water purification industry has thousands of companies involved in various capacities, including companies which design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications, down to the independent water delivery route person.

   According to a recent article appearing in The Wall Street Journal, water supply businesses generate approximately $400 billion in revenue worldwide. Demand for water purification has continued to grow nationally and internationally due to economic expansion, scarcity of usable water, concern about water quality and regulatory requirements. One of the fastest growing segment of the industry is the drinking water segment, including point-of-use filtration systems for providing purified drinking water and bottled drinking water.

Drinking Water Market Analysis

   While many consumers use water filtration systems and drink bottled water for improved taste, there are other more important reasons to do so.

   Risks of Tap Water. Tap water, regardless of its source, may contain certain contaminants that can effect one's health. Although municipalities are required to provide drinking water which complies with the Safe Drinking Water Act, the water supplied to homes from municipalities may contain startling levels of chlorine in addition to bacteria, toxins and parasites. Although the water may be purified upon leaving the treatment facility, impurities may be picked up from the pipes used to transfer it to the tap. Lead may also leach into the water from pipes, especially in older construction.

   In the United States, water quality is being compromised by pollution, aging municipal water systems, and contaminated wells and surface water. A USA TODAY investigation in October 1998 reported that the nation's safe drinking water laws are failing. This special report, "Drinking Water's Hidden Dangers", discloses that 58 million people received water that violated testing and purity standards, and that 25 million people received water that had "significant" violations posing "serious threats to public health".

   The awareness level of consumers of the potential hazards of drinking tap water is continuously increasing, and we believe that more educated consumers will be seeking to minimize such potential risks through the purchase of point-of-use filtration systems.

   Risks of Bottled Water. While some people have resorted to drinking bottled water as a safe alternative to tap water, even bottled water can contain impurities. In February 1999, the Natural Resources Defense Council released an extensive four year scientific study of bottled water sold in the United States, titled "BOTTLED WATER: Pure Drink or Pure Hype?" This study included testing of more than 1000 bottles of 103 brands of bottled water. One-third of the bottled waters tested were found, in at least one test sample, to contain levels of contamination that exceeded allowable limits under either state or bottled water standards. Contaminants found in the bottled waters included synthetic organic chemicals, bacteria and arsenic. The study further revealed that, according to government and industry estimates, 25% to 40% of bottled water is just tap water - sometimes with additional treatment, sometimes not. The conclusion of the study was that while consumers spend between 240 to 10,000 times more per gallon for bottled water than they typically do for tap water, "no one should assume that just because he or she purchases water in a bottle that it is necessarily any better regulated, purer, or safer than most tap water".

Business Marketing and Growth Strategy

   Our strategic objective is to achieve rapid growth through the expansion of our business marketing and product lines utilizing a business-to-business marketing strategy primarily targeted at Fortune 500 and other large companies, as well as through strategic alliances with marketing partners.

   Our initial marketing thrust is to create revenue through the sale and leasing of our patented Purific(R) water cooler. Our Purific cooler contains an extensive state-of-the art filtration system with additional features to ensure maximum reliability for the Fortune 500 level of customer. A strong market exists for this product because:

    . most Fortune 500 companies are using bottled water and are familiar with its high costs and inconveniences;

    .  water fountain use is a substantially less popular alternative; and

    .  our self-refilling cooler can lead to significant savings.

   We chose a business-to-business marketing approach over utilization of distributors in order to allow us to "own the customer" and therefore manage the relationship. We determined that utilizing in-house sales personnel, as opposed to manufacturers' representatives, is critical in the implementation of our marketing plan because in-house sales people are more likely to build customer relationships, whereas commissioned sales representatives typically are transaction oriented. Also, many Fortune 500 and other large companies prefer to deal directly with the manufacturer and not with outside representatives or distributors.

   Our focus is to build interdependent relationships with the decision-makers of our targeted Fortune 500 customers who have the ability to provide long-term revenues through sales to their expansive multiple locations, subsidiaries and operating divisions.

   We have established our target customer based upon the following criteria:

    .  Number of employees

    .  Number of locations

    .  Geographical areas

    .  Industry segment

   We firmly believe that the best source for new business is the existing customer, because it is far less costly to retain and further develop a current client than it is to acquire a new one.

   In order to provide our self-refilling coolers to Fortune 500 and other major companies with locations throughout the country, we utilize a national installation group.

   We have sold our Purific water cooler to the headquarter locations of several Fortune 500 companies, each of which has significant long-term customer value. We will continue to build relationships with the decision-makers of those companies, and we will increase business through incremental sales to our existing and future customers.

   To date, all sales to Fortune 500 clients have been attained through the efforts of our executive management team. In these situations our Purific water cooler has replaced conventional water fountains, bottled water programs and flat-top filtration coolers. Upon completion of this offering, we will hire and train a sales force to further expand our Fortune 500 client base and to cultivate each customer for significant future business.

   Historically, our leads have been primarily obtained through a targeted direct-mail campaign. The CEOs of certain Fortune 500 and other identified companies were sent our "Message in a Bottle" mailing. This mailing included a full size five-gallon bottle with product literature placed inside. Upon hiring of sales personnel, additional mailings will be made to the balance of the Fortune 500 companies and will then be made to other large companies included in the Fortune 1000 and 2000.

   In addition, we provide a national lease financing program for our water cooler. Lease applications are available to customers through our Internet website at www.aquacell.com and, in most cases, the review process will be completed and customers will be notified within hours after an application is submitted.

   Additional marketing strategies that we intend to utilize include:

    . Cross Marketing Sales. Cross marketing partners in diverse industries are being developed to place our Purific water cooler into our customers' places of business with the bottle band advertising our partner's company or product. This banding process is interchangeable and may be used to tie in with other advertising campaigns. Cross marketing opportunities include: doctor's offices, real estate offices, travel industry, insurance, Internet, investment banking and many others.

    . Internet. Our Purific water cooler is available for sale or lease on our web site, www.aquacell.com. Additionally, we are registering with various business-to-business suppliers to include our Purific cooler on their web sites.

    . General Services Administration. We have submitted extensive documentation to secure a General Services Administration contract number. Once this contract number has been awarded, we will begin our marketing campaign towards government facilities through such means as the exclusive General Services Administration tradeshow and direct mail campaigns.

    . Marketing Partners. Sales to smaller businesses will be made through our strategic market partners. Nearly every business, as well as churches, doctor's offices, hospitals and other establishments have water coolers to supply bottled water to their employees, members, patients or visitors. Sales targets include:

    .Corporate offices                    .Retail store employee lounges
    .Manufacturing facilities             .Lobbies and waiting rooms
    .Doctors/dentists/hospitals           .Airline club rooms
    .School administrative offices        .Churches
    .Auto dealers                         .Country clubs
    .Banks                                .Government facilities

Products

   Our water purification products are geared towards the drinking water market that, according to industry studies, is one of the fastest growing sector of the water purification industry.

   Our flagship product is our patented self-refilling Purific water cooler. The cooler is hooked up to a standard municipal tap water supply. The water is purified and filtered through multiple step systems and the purified water automatically and continuously fills the permanently attached five-gallon bottle on our cooler system.

   The Purific cooler is available in four models:

    .  HC-2--Hot/Cold cooler with ProSystem II filtration system

    .  HC-3--Hot/Cold cooler with ProSystem III filtration system

    .  RC-2--Room Temp/Cold cooler with ProSystem II filtration system

    .  RC-3--Room Temp/Cold cooler with ProSystem III filtration system

   Our self-refilling Purific cooler has many advantages over standard water coolers with the replaceable five gallon bottles:

    . Saves money. Our self-filling cooler has been proven to save most companies a considerable amount of money over the costs of bottled water alternatives.

    . No bottles to change. When changing water bottles, most people spill or splash the water, and often a relatively strong person must be located to change the bottle. Also, the cleanliness of the hands of the person changing the bottle is an issue, since anything on their hands will end up in the water.

    . Reduce potential worker's compensation claims. Potential worker's compensation claims from injuries due to lifting the 40-pound bottle can be costly. New proposed OSHA regulations will force companies to take more precautions against potential claims.

    . No bottles to store. Replacement water bottles are cumbersome to store, taking up a lot of valuable space in an office. The higher the rent, the more it costs to store the water.

    . Never run out of water. Since our Purific cooler continuously refills itself as water is dispensed, the cooler always has water available when needed.

    . No delivery problems. Deliveries of bottled water can disrupt office operations. Additionally, in large office buildings wait time for freight elevators can delay bottled water delivery by several hours, further adding to the inconvenience of bottled water delivery.

    . Freshly filtered and purified water. The quality of bottled water varies greatly depending upon the source and whether or not it is filtered or purified. Also, water which has been stored in certain areas can absorb taste and odor through the bottle. The water in our Purific water cooler maintains its freshness as it is constantly being replenished.

    . Air is filtered. The air used to displace water in our self-refilling cooler is filtered through a 1-micron filter. When water is dispensed from traditional water coolers, contaminated air from around the cooler bubbles into the bottle. This air can contain invisible elements from contaminants such as mold, algae, hair spray, oils, grease, dirt, pollen, paint and mildew, all of which can taint the water.

   All of our Purific water coolers are equipped with state-of-the-art filtration systems designed to provide high quality filtration and purification. Our filtration systems are tested and validated by the Water Quality Association, which is a trade association comprised of 2,600 members in the household, commercial, industrial and small system water treatment industry. They are available in two models - ProSystem II or ProSystem III. Both systems include a shut-off valve, pressure regulator, water monitor, sediment filter, the AquaCell multi-media filter and a carbon block filter. The major difference between our filtration systems is that our ProSystem II utilizes ultraviolet light for disinfection, and our ProSystem III utilizes reverse osmosis.

ProSystem II--Ultraviolet                        ProSystem III--Reverse Osmosis
-------------------------                        ------------------------------
Does not require a drain line                    Requires a drain line
Keeps minerals and salts in water                Removes minerals and salts from water
Fills bottle at a rate of .75 gallons per minute Produces 25 gallons of water per day
Produces one gallon of water per one gallon of   Produces one gallon of water per four gallons of
  tap water                                       tap water

   For most customers, the ProSystem II will perfectly suit their needs. Some customers, however, will prefer reverse osmosis water either because they have gotten used to drinking water without minerals or because of poor quality water, such as in areas where the water has a high salt content.

   There are, however, certain times when the ProSystem III is not recommended, such as:

    . in offices with high employee concentration due to the fact that in a typical 8-hour work day, more than eight gallons of water may be consumed;

    .  in areas where drain lines are not readily available; and

    .  where water conservation concerns conflict with high water use.

Replacement Filters

   We also sell replacement filters for our Purific water coolers. The filtration systems on our patented water coolers require replacement after 2,000 gallons of water have passed through the system or after one year from the date of installation, whichever comes first. The filtration system automatically shuts off when the threshold for the preset number of gallons is met, alerting the customer to call for replacement filters. We also contact our customers on an annual basis to facilitate timely replacement of filters. Customers with high water usage often stock replacement filters. The revenue from replacement filters will be significant and will increase from year to year as we sell more water coolers.

   Other products to be offered by us include:

    . Filtration systems are available for under-the-sink usage and they may also be connected to standard water-fountains.

    . Our "Traveler" system is a portable compact multi-stage filtration system that provides drinkable water for campers, international travelers or for emergency use.

Customers

   Our customers currently consist mostly of Fortune 500 companies across a broad range of industries including investment banking, consumer products, aerospace, entertainment, banking, brokerage houses, manufacturing and insurance. Our customers also include professional service providers and governmental agencies.

Production, Raw Materials and Supplies

   Our Products are manufactured in our 10,000 square foot manufacturing facility located in Rancho Cucamonga, California. This strategically located facility is located within a 100 mile radius of 95% of our suppliers allowing for "just-in-time" inventory. Our product has a low cost of manufacturing. Less than 10% of product cost is in labor, allowing for high gross profit margins because our operations do not require a large full time employee base and, when needed, temporary employees are readily available.

   Our facility utilizes manufacturing processes that follow the guidelines of the Water Quality Association. The manufacturing process of our various products includes utilization of injection molded parts, for which we own the molds. Multiple vendors have been identified as sources for parts and supplies for our products and we do not anticipate any shortages of such materials.

   We maintain a controlled low inventory of finished goods. Upon completion of manufacture, each product undergoes quality assurance testing prior to shipping and installation. The raw materials and components used in these products are commonly available commodities such as off the shelf water coolers, water bottles, various fittings, plastic tubing, wiring, valves, sediment filters, reverse osmosis membrane filters and ultra-violet lights. Our products are fabricated from these materials and assembled together with products bought from other companies to form an integrated product. We do not depend on any single supplier. If any supplier were to become unable to perform, we believe we could readily find a substitute source. We are not a party to any material long-term fixed price supply contracts.

Government Regulation

   Federal, state, local and foreign environmental laws and regulations require substantial expenditures and compliance with water quality standards and impose liabilities for noncompliance. We believe that environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of our products. The treatment of drinking water in the United States is governed by the Safe Drinking Water Act. The 1996 amendments to the Act emphasize risk-based standards for contaminants in drinking water, afford small water supply systems operational flexibility and provide assistance to water system infrastructures through a multi-billion-dollar Drinking Water State Revolving Fund. The Fund program assists public water systems with the financing of the costs of drinking infrastructure that is necessary to achieve or maintain compliance with the Safe Drinking Water Act requirements and to protect public health. The Fund, patterned after the State Revolving Fund contained in the Clean Water Act, provides funding to the states to establish a renewable source of financing for drinking water infrastructure projects. The Fund program is designed to ensure that the drinking water supplies in the United States remain safe and affordable, and that systems that receive funding will be properly operated and maintained. Regulations under the Safe Water Drinking Act also established maximum containment levels for a wide variety of chemicals that may be present in drinking water treatment to meet applicable standards.

   Any changes in applicable regulations or their enforcement may affect our operations by imposing additional regulatory compliance costs on our customers, requiring modification of our products or affecting the market for our products. To the extent that demand for our products are created by the need to comply with such enhanced standards or their enforcement, any modification of the standards or their enforcement may reduce demand, thereby adversely affecting our business, financial condition or results of operations. The relaxation or repeal of any such laws or regulations or the strict enforcement thereof could also adversely affect our business and prospects. Conversely, changes in applicable environmental requirements imposing additional regulatory compliance requirements or causing stricter enforcement of these laws or regulations could increase the demand for our products.

Competition

   The drinking water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies which have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors include: bottled water companies such as Arrowhead, Deer Park, Poland Spring, and Sparkletts; water filtration system manufacturers such as Culligan, which is owned by US Filter Corporation, Brita, which is owned by Clorox and Pur, which is owned by Proctor and Gamble; and flat-top point-of-use water cooler manufacturers such as Oasis, Cordley-Temprite, and Mutual of Omaha's Innowave product.

   While we believe that we can deliver our products on an economically competitive basis, there can be no assurance in that regard. In addition, many competitors have greater financial resources than us to finance their expansion and internal growth opportunities. Consequently, we may encounter significant competition in our efforts to achieve our strategic goals. There can be no assurance that our competitors will not develop products that are superior to ours or achieve greater market acceptance than our products. Competition could have a material adverse effect on our ability to consummate arrangements with customers or enter into strategic business alliances. Moreover, in response to changes in the competitive environment, we may make certain pricing, service or marketing decisions or enter into acquisitions or new ventures that could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

   We own a United States and Canadian patent on our automatic-refilling purified bottle water cooler. These patents do not expire until November 20, 2006 and October 2, 2009, respectively. We have federally registered our Purific trademark and have pending applications to federally register our AquaCell and Arctic Fresh marks. We also conduct business in California under the name Global Water Solutions, Inc. We will seek to improve our patented technology and obtain additional patent protection where appropriate. As part of our operating strategy, we intend to focus on establishing brand name recognition in the consumer and retail market segment of the water purification and treatment industry with respect to our various product lines. We intend to seek appropriate additional trademark or servicemark registrations in connection with our product and service offerings.

Employees

   As of June 30, 2001, we had nine employees. None of our employees are covered under collective bargaining agreements. Management believes we maintain good relationship with our employees.

Item 2. Properties.

   Our principal executive office and our 10,000 square foot manufacturing facility are located in Rancho Cucamonga, California under a five year lease that commenced on January 1, 1999 and expires on December 31, 2004. That lease has an average annual base rent of $69,600. We also maintain an approximately 1,000 square foot satellite office in Englewood Cliffs, New Jersey under a three year lease that commenced on December 1, 1997 and expired on November 30, 2000. That lease has been extended and currently expires on November 30, 2001, at a base monthly rental of $1,866. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

   The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

Period             High ($) Low ($)
------             -------- -------
Fiscal 2002
   First Quarter..   4.70    3.35
   10/1-10/18.....   5.20    3.25
Fiscal 2001
   Fourth Quarter.   5.00    4.45
   Third Quarter..   5.55    5.00

   On October 18, 2001, the last sale price of the Common Stock as reported by AMEX was $5.00. On October 18, 2001, there were 97 holders of record of the Company's Common Stock and, the Company believes, over 600 beneficial owners of the Company's Company Stock.

   The Company presently intends to retain all earnings for the Company's continued growth. Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors.

Use of Proceeds from Sales of Registered Securities

   On February 9, 2001, a registration statement on Form SB-2 (333-41826) was declared effective by the Securities and Exchange Commission, pursuant to which 1,200,000 shares of our common stock were offered and sold by us at a price of $5 per share, generating gross offering proceeds of $6 million. The managing underwriter was Somerset Financial Group. In connection with the offering, we incurred approximately $.8 million in underwriting discounts and commissions, and approximately $.6 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $4.6 million.

   From the time of receipt through June 30, 2001, we have used the net proceeds from our initial public offering for marketing and sales, payment of accrued expenses and funding the general operations of the Company. The net proceeds of the initial public offering will be used for sales, marketing, expansion of manufacturing facilities, research and development and general corporate purposes, including working capital. None of the net proceeds of the initial public offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company other than $225,000 in the aggregate to the Company's three executive officers for accrued unpaid compensation. We expect that our use of proceeds from the offering will conform to the intended use of proceeds as described in our initial public offering prospectus dated February 9, 2001.

Recent Sales of Unregistered Securities

   During the year ended June 30, 2001, the Company made the following sales of unregistered securities:

                                 Consideration Received
                                 and Description of        Exemption
                                 Underwriting or Other     from         If Option, Warrant or
             Title of    Number  Discounts to Market Price Registration Convertible Security, Terms
Date of Sale Security    Sold    Afforded to Purchasers    Claimed      of Exercise or Conversion
------------ ----------- ------- ------------------------- ------------ ------------------------------
 5/26/01     Warrants to 200,000 No cash consideration     4(2)         Exercisable immediately for a
             Purchase            received by Company                    five year period from grant
             Common              until exercise                         date of 5/26/01 at exercise
             Stock                                                      price $4.20 per share
 3/15/01 to  Option to    70,000 No cash consideration     4(2)         Exercisable immediately for a
 6/30/01     Purchase            received by Company                    three year period from date of
             Common              until exercise                         grant at an exercise price of
             Stock                                                      $5.35

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

   When used in this Form 10-KSB and in future filings by the Company with the Commission, the words or phrases "will likely result," "management expects" or "the Company expects," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

   The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Outlook

   Through the year ended June 30, 2001 sales were not significant, as we focused on completing an initial public offering and setting in place the infrastructure upon which to develop and build the future growth of the Company.

   During July 2001 we hired a Vice President of Sales and Marketing from Coors Brewing Company with extensive experience in development and implementation of creative marketing concepts. We anticipate that, through his directed efforts, we will be able to successfully expand and generate significant revenues through our program with Roto-Rooter Plumbers, our Government Services contract which was awarded in March, 2001 and our Fortune 500 marketing strategy.

   During September 2001 we announced an expanded relationship with Roto-Rooter Plumbers, beyond performing installations, to include nationwide marketing of our Purific(R) Water Cooler. Under this expanded relationship Roto-Rooter Plumbers will generate leads nationwide for AquaCell's Purific Water Cooler through the distribution of a specially designed brochure to be disseminated to Roto-Rooter's substantial customer base. Additionally, a two-minute video clip describing the Purific Water Cooler will be included on Roto-Rooter's website, and will also be accessible from our website at www.aquacell.com.

   During September 2001 we entered into a letter of intent to acquire a manufacturing firm in the water filtration and purification industry. In the event that we successfully complete this acquisition, AquaCell will secure immediate expansion of its manufacturing capabilities to meet expected production demands, an employee base with several years of experience in the industry, international expertise and the ability to develop an integrated system to be used in conjunction with our Purific Water Cooler. This company designs and builds a diverse range of products, from household water treatment systems to custom design desalination plants.

   During September 2001 we announced the formation of a new subsidiary exclusively dedicated to the selling of advertising space on the label of the permanently attached five-gallon bottle on our Purific Water Cooler, an advertising innovation, whereby we are creating a billboard on a water cooler. We anticipate that the advertising sales will represent a significant contribution to the future revenues and profits of the Company.

   During October 2001 we entered into distribution joint-venture agreements with Corbett Water Technologies, Inc. ("Corbett"), a subsidiary of S&B Technical Products, Inc., for worldwide distribution of its products. S&B Technical Products, Inc. is the largest manufacturer and supplier of water gaskets in the world. Under the terms of the agreements we will continue to work and develop our current marketing programs, including Roto-Rooter Plumbers and the Government Services Administration, with Corbett being responsible for all other marketing efforts. The agreements divide domestic marketing and international marketing into two different structures. Under the terms of the domestic sales and marketing agreement, Corbett will distribute our products and the pricing structure will enable our gross profit to be maintained at approximately 58% while eliminating our incremental sales and marketing expenses. As part of this agreement we have purchased a 15% interest in Corbett for $1,500,000 in shares of our common stock providing additional capital for AquaCell. In addition, we will receive an initial order of $250,000 which, by itself, generates approximately $60,000 more revenues than were generated for the fiscal year ended June 30, 2001. Under the terms of the international agreement, a newly formed joint-venture subsidiary will have both marketing and manufacturing rights for our products. Products will be manufactured in countries around the world in which S&B Technical Products, Inc. currently has operations. We will own 45% of this newly formed venture with the remaining 55% to be owned by S&B Technical Products, Inc. We will receive a payment of $100,000 for the foreign marketing and manufacturing rights.

   The mission of management, through utilization of the programs and agreements outlined above, is to position the Company for long-term profitable growth and enhanced shareholder value.

Results of Operations

   During the year ended June 30, 2001 revenues were minimal because executive management, which has been responsible for all sales to date, devoted all of its time to the completion of our initial public offering which was accomplished on February 9, 2001 and to the creation of an infrastructure upon which to develop and build the future growth of the Company. On a consolidated basis we generated revenues of $191,000 for the year ended June 30, 2001 as compared to $263,000 for the preceding year and gross profit was maintained at approximately 58%.

   Our operating expenses, exclusive of depreciation and amortization and an adjustment to reflect a reduction in the estimated fair value of notes receivable in the amount of $365,000, were $1,833,000 for the year ended June 30, 2001 representing an increase of $621,000 or 51% over the year ended June 30, 2000. Of this amount, $242,000 represented nonrecurring costs, $70,000 represented increased salaries and wages due to the expansion of our staff, $62,000 represented a non cash charge for stock based compensation for warrants issued in connection with a consulting agreement and $134,000 represented marketing and consulting agreements put in place after the completion of the initial public offering, from which we expect to generate profitable growth and enhance shareholder value. These warrants issued in connection with the consulting agreement may provide additional capital of up to $840,00 for the Company if exercised.

   The amortization of debt discount, a non-cash non-recurring charge attributed to warrants issued in connection with notes payable and other issued warrants, amounted to $695,000 for the year ended June 30, 2001. This amount represented warrants issued in connection with notes payable that were exercised during the year ended June 30, 2001 and converted to equity through the retirement of the note. In addition, $158,000 of amortization of debt discount was reflected as an extraordinary loss on debt extinguishment for the year ended June 30, 2001. Amortization of debt discount amounted to $146,000 for the year ended June 30, 2000. Other interest expense, which will be eliminated on a forward looking basis because of the conversion of debt to equity was $116,000 for the year ended June 30, 2001 as compared to $153,000 for the year ended June 30, 2000.

Liquidity and Capital Resources

   During the year ended June 30, 2001 we financed our operations through a private loan offering that generated $200,000, loans received from an outside shareholder and a director in the aggregate amount of $225,000 and through the completion of an initial public offering in February, 2001. The $225,000 loans and a $43,000 note were repaid from the proceeds of the initial public offering which generated net proceeds in the amount of $4,640,000. A net repayment of officers' and other loans amounted to $11,000 during the year. During the year our executive officers contributed $214,000 of their earned, but unpaid, salaries to the capital of the Company.

   Cash used by operations during the year ended June 30, 2001 amounted to $3,105,000. Net loss of $3,056,000 was reduced by non-cash interest on stock warrant issuance in the amount of $852,000, a non-cash adjustment to reflect a reduction in the estimated fair value of notes receivable in the amount of $365,000, stock based compensation of $62,000 for warrants issued in connection with a consulting agreement and depreciation and amortization of $54,000. These warrants issued in connection with the consulting agreement may provide additional capital of up to $840,000 for the Company if exercised. Cash used by operations was further increased by prepaid expenses in the amount of $293,000 representing prepayment of marketing, employment, consulting and other fees, accrued interest receivable on notes in the amount of $55,000 and the decrease of accounts payable and accrued expenses, including accrued interest, in the amount of $1,020,000 resulting from use of proceeds from the initial public offering to eliminate Company debt. Net loss was further increased by net changes in other operating asset accounts amounting to $14,000.

   On February 15, 2001 we closed our initial public offering of 1,200,000 shares of common stock and generated net proceeds of approximately $4,640,000. As a result of the completion of our initial public offering our financial position went from a capital deficiency of $2,169,000 and liabilities of $2,665,000 at the end of June, 2000 to a stockholder's equity of $2,469,000 and liabilities of only $149,000 at June 30, 2001.

   We have granted warrants, subsequent to our initial public offering, in connection with consulting and marketing agreements that may generate additional capital of up to approximately $3,400,000 if exercised.

   Cash used by investing activities during the year ended June 30, 2001 represented an investment of $1,983,000 of cash not currently required for operations into short-term notes bearing interest at the rate of 8% per annum and expenditures for property and equipment in the amount of $20,000.

   We intend to use the net proceeds from our initial public offering in the creation of marketing, advertising and promotional programs for our product line. Some of these programs have been outlined in the Outlook section of this Management's Discussion and Analysis.

   In connection with the $1,750,000 notes receivable restructured into twelve-month installment notes the Company received the October and November, 2001 payments of principal and interest.

   Management believes that the collections on notes receivable, cash flows expected to be generated from future operations and anticipated capital to be generated from future exercise of warrants will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. We presently have no material commitments for future expenditures.

Item 7. Financial Statements.

   See Financial Statements beginning on pg F1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 9. Directors and Executive Officers of the Registrant.

   See Item 12.

Item 10. Executive Compensation.

   See Item 12.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

   See Item 12.

Item 12. Certain Relationships and Related Transactions.

   The information required by Items 9, 10, 11 and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2001 Annual Meeting of Stockholders.

                                    PART IV

Item 13. Exhibits and Reports on Form 8-K.

   (a) Exhibits Filed.

      None.

   (b) Reports on Form 8-K.

      None.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AQUACELL TECHNOLOGIES, INC.
                                          (Registrant)

Dated: October 24, 2001
                                             /s/ JAMES C. WITHAM
                                          By: _________________________________
                                             Name: James C. Witham
                                             Title: Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signatures                      Title                       Date
        ----------                      -----                       ----

   /s/ JAMES C. WITHAM   Chairman of the Board of Directors   October 24, 2001
  ----------------------   and Chief Executive Officer
     James C. Witham       (Principal Executive Officer)

  /s/ KAREN B. LAUSTSEN  Director and President               October 24, 2001
  ----------------------
    Karen B. Laustsen

    /s/ GARY S. WOLFF    Director and Chief Financial Officer October 24, 2001
  ----------------------   (and Principal Accounting
      Gary S. Wolff        Officer)

  /s/ GLENN BERGENFIELD  Director                             October 24, 2001
  ----------------------
    Glenn Bergenfield

  /s/ DR. WILLIAM DITURO Director                             October 24, 2001
  ----------------------
    Dr. William DiTuro

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Aquacell Technologies, Inc.
Rancho Cucamonga, California

   We have audited the accompanying consolidated balance sheet of Aquacell Technologies, Inc. and subsidiary (the "Company") as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Aquacell Technologies, Inc. and subsidiary as of June 30, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Richard A. Eisner & Company, LLP
New York, New York
July 24, 2001

With respect to Note E,
September 16, 2001

With respect to Note L,
October 9, 2001

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 2001

                                         ASSETS
                                         ------
Current assets:
   Cash................................................................................. $   298,000
   Notes receivable, including accrued interest of $55,000..............................   1,235,000
   Accounts receivable..................................................................      31,000
   Inventories..........................................................................      88,000
   Prepaid expenses and other current assets............................................     294,000
                                                                                         -----------
       Total current assets.............................................................   1,946,000
Property and equipment, net.............................................................      79,000
Other assets:
   Patents, net.........................................................................     143,000
   Note receivable, non-current portion.................................................     438,000
   Security deposits....................................................................      12,000
                                                                                         -----------
                                                                                         $ 2,618,000
                                                                                         ===========
                                      LIABILITIES
                                      -----------
Current liabilities:
   Accounts payable..................................................................... $   100,000
   Accrued expenses.....................................................................      45,000
   Advances payable to officer/stockholder..............................................       4,000
                                                                                         -----------
       Total current liabilities........................................................     149,000
                                                                                         -----------

Commitments and contingencies

                                  STOCKHOLDERS' EQUITY
                                  --------------------

Preferred stock, par value $.001; 10,000,000 shares authorized; no shares issued........
Common stock, par value $.001; 40,000,000 shares authorized; 7,733,250 shares issued and
  outstanding...........................................................................       7,000
Additional paid-in capital..............................................................   9,441,000
Accumulated deficit.....................................................................  (6,671,000)
                                                                                         -----------
                                                                                           2,777,000
Unamortized deferred compensation.......................................................    (308,000)
                                                                                         -----------
                                                                                           2,469,000
                                                                                         -----------
                                                                                         $ 2,618,000
                                                                                         ===========


      See independent auditors' report and notes to financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended June 30,
                                                                           ------------------------
                                                                              2001         2000
                                                                           -----------  -----------
Revenue:
   Net sales.............................................................. $   185,000  $   263,000
   Rental income..........................................................       6,000
                                                                           -----------  -----------
                                                                               191,000      263,000
Cost of sales.............................................................      82,000      109,000
                                                                           -----------  -----------
Gross profit..............................................................     109,000      154,000
                                                                           -----------  -----------
Selling, general and administrative expenses:
   Salaries and wages.....................................................     602,000      537,000
   Legal, accounting and other professional expenses......................     521,000      150,000
   Other..................................................................     764,000      573,000
   Reduction of notes receivable carrying amount to fair value............     365,000
                                                                           -----------  -----------
                                                                             2,252,000    1,260,000
                                                                           -----------  -----------
Loss before interest expense..............................................  (2,143,000)  (1,106,000)
                                                                           -----------  -----------
Other income (expense):
   Amortization of debt discount..........................................    (695,000)    (146,000)
   Interest expense.......................................................    (116,000)    (153,000)
   Interest income........................................................      56,000
                                                                           -----------  -----------
                                                                              (755,000)    (299,000)
                                                                           -----------  -----------
Net loss before extraordinary item........................................  (2,898,000)  (1,405,000)
Accretion of redemption amount of redeemable common stock.................       5,000        9,000
                                                                           -----------  -----------
Net loss attributable to common stockholders before extraordinary item....  (2,903,000)  (1,414,000)
Extraordinary item--Loss on extinguishment of debt........................    (158,000)
                                                                           -----------  -----------
Net loss attributable to common stockholders.............................. $(3,061,000) $(1,414,000)
                                                                           ===========  ===========
Net loss per common share--basic and diluted
   Net loss attributable to common stockholders before extraordinary item. $     (0.46) $     (0.28)
   Extraordinary item--Loss on extinguishment of debt.....................       (0.02)
                                                                           -----------  -----------
   Net loss attributable to common stockholders........................... $     (0.48) $     (0.28)
                                                                           ===========  ===========
Weighted average number of common shares outstanding--basic and diluted...   6,339,000    4,975,000
                                                                           ===========  ===========


      See independent auditors' report and notes to financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                             Common Stock               Unamortized
                                           ---------------- Additional    Deferred
                                            Number    Par    Paid-In   Costs/Deferred Accumulated
                                           of Shares Value   Capital    Compensation    Deficit       Total
                                           --------- ------ ---------- -------------- -----------  -----------
Balances--July 1, 1999.................... 4,803,250 $5,000 $  895,000                $(2,196,000) $(1,296,000)
Sale of common stock in connection with
 private placement........................   200,000           200,000                                 200,000
Issuance of 570,000 common stock
 warrants in connection with private loan
 offering.................................                      95,000                                  95,000
Reduction of warrant exercise price from
 $2.00 to $1.00 per share.................                      16,000                                  16,000
Issuance of 50,000 common stock
 warrants to ULLICO to extend note
 maturity.................................                      39,000                                  39,000
Accrued officers'/stockholders' salaries
 contributed to additional paid-in capital                     191,000                                 191,000
Accretion of redemption amount of
 redeemable common stock..................                                                 (9,000)      (9,000)
Net loss for the year ended June 30, 2000.                                             (1,405,000)  (1,405,000)
                                           --------- ------ ----------                -----------  -----------
Balances--June 30, 2000................... 5,003,250  5,000  1,436,000                 (3,610,000)  (2,169,000)
Issuance of 200,000 common stock
 warrants in connection with private loan
 offering.................................                     834,000   $(634,000)                    200,000
Exercise of warrants to purchase common
 stock through retirement of notes
 payable--private loan offering........... 1,295,000  1,000  1,294,000                               1,295,000
Return of redeemable common stock to
 stockholders' equity.....................   135,000           154,000                                 154,000
Conversion of $500,000 note payable into
 shares of common stock...................   100,000           500,000                                 500,000
Accrued officers'/stockholders' salaries
 contributed to additional paid-in capital                     214,000                                 214,000
Sale of common stock in initial public
 offering, net of costs of $1,360,000..... 1,200,000  1,000  4,639,000                               4,640,000
Issuance of common stock warrants for
 services to the Company..................                     370,000    (370,000)                          0
Amortization of deffered costs............                                 696,000                     696,000
Accretion of redemption amount of
 redeemable common stock..................                                                 (5,000)      (5,000)
Net loss for the year ended June 30, 2001.                                             (3,056,000)  (3,056,000)
                                           --------- ------ ----------   ---------    -----------  -----------
Balances--June 30, 2001................... 7,733,250 $7,000 $9,441,000   $(308,000)   $(6,671,000) $ 2,469,000
                                           ========= ====== ==========   =========    ===========  ===========

      See independent auditors' report and notes to financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Year Ended June 30,
                                                                                                    ------------------------
                                                                                                       2001         2000
                                                                                                    -----------  -----------
Cash flows from operating activities:
    Net loss....................................................................................... $(3,056,000) $(1,405,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Stock based compensation....................................................................      62,000
       Reduction of notes receivable carrying amount to fair value.................................     365,000
       Interest expense, including extraordinary expense of $158,000, related to amortization
        of discount on debt for fair value of stock warrants issued................................     852,000      146,000
       Depreciation and amortization...............................................................      54,000       48,000
       Changes in:
          Accounts receivable......................................................................       5,000      (30,000)
          Accrued interest receivable..............................................................     (55,000)
          Prepaid expenses and other current assets................................................    (293,000)       2,000
          Inventories..............................................................................     (17,000)     (24,000)
          Security deposits........................................................................      (2,000)       1,000
          Accounts payable.........................................................................    (556,000)     126,000
          Accrued expenses.........................................................................    (347,000)     335,000
          Accrued interest payable.................................................................    (117,000)     140,000
                                                                                                    -----------  -----------
             Net cash used in operating activities.................................................  (3,105,000)    (661,000)
                                                                                                    -----------  -----------

Cash flows from investing activities:
    Purchase of property and equipment.............................................................     (20,000)      (3,000)
    Investment in notes receivable.................................................................  (1,983,000)
                                                                                                    -----------  -----------
             Net cash used in investing activities.................................................  (2,003,000)      (3,000)
                                                                                                    -----------  -----------

Cash flows from financing activities:
    Sales of common stock..........................................................................   6,000,000      200,000
    Offering costs paid............................................................................    (742,000)     (25,000)
    (Payment of) proceeds from notes payable.......................................................      (1,000)
    Proceeds from notes payable--private loan offering.............................................     200,000      310,000
    Payment of notes payable--Union Labor Life Insurance Co........................................     (43,000)
    (Payment of) proceeds from loans from officers and others......................................     (10,000)     163,000
                                                                                                    -----------  -----------
             Net cash provided by financing activities.............................................   5,404,000      648,000
                                                                                                    -----------  -----------
Increase (decrease) in cash........................................................................     296,000      (16,000)
Cash--beginning of year............................................................................       2,000       18,000
                                                                                                    -----------  -----------
Cash--end of year.................................................................................. $   298,000  $     2,000
                                                                                                    ===========  ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................................... $   226,000  $     9,000

Supplemental disclosures of noncash investing and financing activities:
    Accrual of offering costs deferred.............................................................              $    88,000
    Contribution to capital of accrued officers'/stockholders' compensation........................ $   214,000  $   191,000
    Conversion of note payable to common stock..................................................... $   500,000  $    43,000
    Exercise of warrants to purchase common stock by exchange of notes payable..................... $ 1,295,000
    Issuance of warrants for services to the Company............................................... $   370,000  $   260,000
    Debt discount arising from re pricing and issuance of warrants................................. $   834,000  $   150,000
    Application of deferred offering costs against proceeds of offering............................ $   618,000
    Conversion of redeemable common stock into equity.............................................. $   154,000

      See independent auditors' report and notes to financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2001

Note A--Description of Business

   Aquacell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997 and its principal business activity is the sale of water purification equipment.
   As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and utilized substantial cash in operating activities. Management has devoted substantially all of its time to completion of its initial public offering (''IPO".) With the completion of the IPO, management anticipates it will be able to devote the necessary time to the development of the Company's operations. The Company expects the net proceeds remaining from its IPO, now substantially invested in installment notes receivable, will provide sufficient cash flows to fund its operations through June 30, 2002. However, there is no assurance that profitable operations will ever be attained or that the Company will ever attain positive operating cash flow.

Note B--Summary of Significant Accounting Policies

[1] Principles of consolidation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Such subsidiaries are Global Water Holdings, Inc. and Global Water--Aquacell, Inc., both of which were incorporated December 21, 1998. Global Water Holdings, Inc. had no activity and was dissolved during the year ended June 30, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2] Inventories:

   Inventories are carried at the lower of cost, determined using the FIFO (first-in, first-out) method or market.

[3] Property and equipment:

   Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets of five years.

[4] Patents:

   The value of patents is amortized over nine years, their remaining useful lives, using the straight-line method. Patents at June 30, 2001 are stated net of accumulated amortization of approximately $55,000.

[5] Revenue recognition:

   Revenues are recorded at the time our products are shipped unless we agreed to install the products, in which case we recognize revenue at the time of installation. Rental income is recognized on a straight-line basis over the term of the rental agreement.

[6] Use of estimates:

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note B--Summary of Significant Accounting Policies--(continued)


[7] Income taxes:

   The Company accounts for income taxes using the asset and liability method described in SFAS No.109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[8] Net loss per common share:

   Loss per common share is based upon the weighted average number of common shares outstanding during the year including redeemable common stock. Diluted loss per common share is the same as basic loss per share, as the effects of potentially dilutive securities (see Notes I[5] and I[6]) are antidilutive.

[9] Long-lived assets:

   The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No.121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2001 and 2000, there was no impairment.

[10] Concentrations:

   The Company utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them. Due to the competitive conditions in the industry, there can be no assurance that the Company will not experience difficulties in meeting its supply requirements in the future.

[11] Financial instruments:

   The carrying amounts of the Company's cash, notes receivable, accounts receivable and accounts payable approximate fair value. The fair value of certain loans to officer/stockholders are not readily determinable due to the related party nature of those instruments.

[12] Reclassifications:

   Certain reclassifications have been made to the 2000 financial statements in order to conform to the current year presentation.

[13] New accounting pronouncements:

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note B--Summary of Significant Accounting Policies--(continued)


   SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

   The Company will be required to adopt SFAS No. 142 effective July 1, 2002, but may elect early adoption. Pursuant to SFAS No. 142, business combinations completed prior to July 31, 2001 will continue to be amortized through December 31, 2001. SFAS No. 141 will require, upon the adoption of SFAS No. 142, that management evaluate existing intangible assets and goodwill that were acquired in prior purchase business combinations and to make necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in business combinations and make any necessary amortization adjustments.

   The Company does not expect that the adoption of SFAS No. 141 and SFAS No. 142, will have a material effect on the Company as currently constituted.

Note C--Inventories

   Inventories consist of the following at June 30, 2001:

Raw materials.................................... $50,000
Work in progress.................................  15,000
Completed product................................  23,000
                                                  -------
                                                  $88,000
                                                  =======

Note D--Property and Equipment

   Property and equipment is summarized as follows at June 30, 2001:

Furniture and fixtures........................... $ 34,000
Equipment--office................................   34,000
Machinery and equipment..........................   71,000
Leasehold improvements...........................   10,000
Rental units.....................................    9,000
                                                  --------
                                                   158,000
Less accumulated depreciation....................  (79,000)
                                                  --------
                                                  $ 79,000
                                                  ========

Note E--Notes Receivable

   At June 30, 2001, the notes receivable consist of $50,000 from a non-affiliated party and $1,933,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note E--Notes Receivable--(continued)

$1,750,000 maturing August 16, 2001 were extended to September 16, 2001. At September 16, 2001 the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. Officer/stockholders of Aquacell have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets. The Company has recorded an adjustment to reflect a reduction in the estimated fair value offer on these notes of $365,000. The balance of the notes are unsecured and mature between October 2001 and March 2002. Interest receivable at June 30, 2001 amounted to $1,000 from a non-affiliated party and $54,000 from non-director/employee stockholders and entities owned by them and is due at maturity.

Note F--Advances Payable to Officer/Stockholder

   Advances payable to officer/stockholder consist of unsecured demand interest free loans of $4,000 at June 30, 2001.

Note G--Notes Payable--Private Loan Offerings

   Notes payable-private loan offerings represented the proceeds from the sale of units in four private loan offerings. The first loan offering commenced in November 1998 and was terminated September 1, 1999. The offering consisted of thirty units, each unit consisting of a $25,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 25,000 shares of the Company's common stock at exercise prices of $1.00 and $2.00 per share. A total of twenty-one units were sold yielding gross proceeds of $525,000 through June 30, 1999, seventeen with warrants at $1.00 per share and four with warrants at $2.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $56,000. The warrants were valued using the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 4.43% to 5.09%, volatility of 1%, and a term of three years. On September 1, 1999, the warrants exercisable at $2.00 per share were repriced to $1.00 per share. In connection with the repricing, the Company recorded an additional debt discount based upon the estimated value of the warrants totaling $16,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 5.82%, volatility of 1% and a term of three years. Amortization of the debt discount for the year ended June 30, 2000 totaled $26,000.

   The Company sold five units in the second loan offering commenced in October 1999 and completed in February 2000. Each unit consisted of a $100,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $83,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 6.01% to 6.71%, volatility of 1%, and a term of three years. During the year ended June 30, 2000 amortization of the debt discount amounted to $83,000.

   The Company sold two units in the third loan offering commenced in February 2000 and terminated on March 25, 2000 raising gross proceeds of $70,000. Each unit consisted of a $35,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 35,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $12,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 6.50% to 6.57%, volatility of 1% and a

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note G--Notes Payable--Private Loan Offerings--(continued)

term of three years. During the years ended June 30, 2001 and 2000 amortization of the debt discount amounted to $6,000 and $6,000, respectively.

   The Company sold two units in the fourth loan offering commenced July 1, 2000 and completed July 17, 2000 raising gross proceeds of $200,000. Each unit consisted of a $100,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $834,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 6.30%, volatility of 1% and a term of three years. During the year ended June 30, 2001, amortization of the debt discount amounted to $676,000.

   On December 11, 2000 the holders of private loan offering warrants agreed to exercise 1,295,000 warrants upon the effectiveness of the IPO (Note I [3]). The offering was declared effective, although not traded, on December 13, 2000. The settlement of the exercise price was realized through the retirement of the balance of $1,295,000 of the notes payable-private loan offerings. The unamortized debt discount at this date, in the amount of $158,000, was reflected as an extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

   At December 13, 2000, interest accrued on these notes amounted to $162,000. The accrued interest was paid during March 2001 utilizing proceeds from the IPO. Interest expense (excluding amortization of debt discount) during the years ended June 30, 2001 and 2000 amounted to $57,000 and $83,000 respectively.

Note H--Note Payable--Union Labor Life Insurance Company

   On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor Life Insurance Co. ("ULLICO"). Under the terms of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.76%, volatility of 1% and a term of four years. Such amount was amortized to interest expense over the six-month term of the note. Amortization amounted to $5,000 and $81,000 during the years ended June 30, 2001 and 2000, respectively. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30, 2000 in the amount of $26,000 was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded a debt discount based upon the estimated value of the warrants totaling $39,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 6.74%, volatility of 1% and a term of 2.58 years. Subsequently, the note's maturity was extended to October 31, 2000, then to March 31, 2001. During the years ended June 30, 2001 and 2000, amortization of the debt discount amounted to $13,000 and $26,000, respectively. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $50,000 and $65,000 during the years ended June 30, 2001 and 2000, respectively. On February 12, 2001 Union Labor Life Insurance Company converted $500,000 of the $543,000 balance of the note into 100,000 shares of common stock at $5.00 per share. The balance of the note and the accrued interest were paid during March 2001 utilizing the proceeds from the IPO.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001


Note I--Equity Transactions

[1] Contribution to capital:

   On September 30, 1999 and February 9, 2001, three officers/stockholders and directors agreed to contribute to capital accrued salaries totaling $191,000 and $214,000, respectively.

[2] Private placement:

   During April 2000 the Company completed a private placement of 200,000 shares of its common stock at $1.00 per share.

[3] Initial public offering:

   On February 9, 2001, the Company completed its IPO, selling 1,200,000 shares of common stock at $5.00 per share, raising proceeds, net of costs, of $4,640,000. In connection with the IPO the Company sold to the underwriter, for consideration of $100, warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $8.25 per share. The warrants will be exercisable for a four-year period commencing February 9, 2002.

[4] Redeemable common stock:

   In connection with the purchase of selected assets of KABB, Inc./Aquacell International, Inc. (consideration for which included 200,000 shares of the Company's common stock), an option was granted to the holder of 135,000 shares of common stock to put the stock back to the Company at a price of $1.00 per share plus interest at 7% per annum if the Company had not registered its common stock in an IPO by December 21, 2000. Through December 13, 2000 (the date of registration), interest had been accrued in the amount of $19,000, and the shares (which had previously been excluded from stockholders' equity) were returned to stockholders' equity upon the completion of the IPO.

[5] Stock option plan:

   During August 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan") under which options (either incentive or nonqualified), stock appreciation rights, stock and other awards, covering an aggregate of 1,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 15 years from the date of grant.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note I--Equity Transactions--(continued)


   Transactions under the Plan are as follows:

                                      Year Ended June 30,
                      ---------------------------------------------------
                                 2001                      2000
                      -------------------------- ------------------------
                                Weighted-Average         Weighted-Average
                       Shares    Exercise Price  Shares   Exercise Price
                      --------  ---------------- ------- ----------------
Balance, July 1......  305,000       $1.00
   Options granted...   70,000        5.35       305,000      $1.00
   Options cancelled. (227,000)       1.00
                      --------                   -------
Balance, June 30.....  148,000       $3.06       305,000      $1.00
                      ========                   =======
Exercisable, June 30.  136,000       $3.24       125,000      $1.00
                      ========                   =======

   The following table presents information relating to stock options outstanding at June 30, 2001:

                       Options Outstanding            Options Exercisable
               ------------------------------------ ------------------------
                                        Weighted-
                         Weighted-       Average
                          Average       Remaining           Weighted-Average
Exercise Price Shares  Exercise Price Life in Years Shares   Exercise Price
-------------- ------- -------------- ------------- ------- ----------------
   $1.00....    78,000                     3.2       66,000
    5.35....    70,000                     2.7       70,000
               -------                              -------
               148,000     $3.06           2.9      136,000      $3.24
               =======                              =======

   If the options had been accounted for under SFAS 123, net loss attributable to common stockholders for the years ended June 30, 2001 and 2000 would have been $(3,188,000) or $(0.51) per common share, and $(1,448,000) or $(0.29) per common share, respectively. The fair value of options granted during the years ended June 30, 2001 and 2000 was $1.81 and $.20 per share on the date of grant, respectively. The options were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 4.99% and 5.76%, volatility of 42% and 1% and expected lives of three and four years, respectively. During the year ended June 30, 2000, the Company had contingently issued 40,000 options in connection with incentive clauses of a sales representation agreement. As of June 30, 2000, the required sales levels were not achieved and the options were forfeited.

[6] Warrants:

   In connection with a financial consulting agreement, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.99%, volatility of 42% and a term of five years. Such amount is being amortized to consulting expense over six months. Amortization amounted to $62,000 during the year ended June 30, 2001.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note I--Equity Transactions--(continued)


   At June 30, 2001, the Company had warrants outstanding as follows:

                     Exercise Price Shares  Expiration Date
                     -------------- ------- ---------------
                        $1.00....   500,000  January 2003
                         5.00....    50,000  January 2003
                         4.20....   200,000  May 2006
                         8.25....   120,000  February 2006
                                    -------
                                    870,000
                                    =======

   At June 30, 2001, the weighted average exercise price of the outstanding warrants was $2.97 and the weighted average remaining contractual life of the warrants was 2.78 years.

[7] Shares reserved:

   At June 30, 2001, the Company has reserved 1,870,000 shares for issuance upon exercise of options and warrants.

Note J--Income Taxes

   At June 30, 2001, the Company had available federal net operating loss carryforwards to reduce future taxable income, if any, of approximately $4,900,000. The net operating loss carryforwards expire at various dates through 2021.

   At June 30, 2001, the Company has a deferred tax asset of approximately $2,120,000, representing the benefit of its net operating loss carryforwards, adjustments to fair value and certain start-up costs capitalized for tax purposes. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $680,000 and $560,000 in 2001 and 2000, respectively.

Note K--Commitments and Contingencies

[1] Lease commitments:

   The Company occupies office space in California and New Jersey. As of June 30, 2001, future minimum commitments under office and equipment leases are as follows:

                         Year Ending June 30,
                         --------------------
                                 2002         $ 83,000
                                 2003           74,000
                                 2004           38,000
                                              --------
                                              $195,000
                                              ========

   Rent expense amounted to $89,000 and $86,000 for the years ended June 30, 2001 and 2000, respectively.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001

Note K--Commitments and Contingencies--(continued)


[2] Consulting agreement:

   Upon the closing of the IPO, the Company entered into a one-year financial consulting agreement for a total fee of $60,000, commencing February 16, 2001, paid in advance.

   The Company entered into a two-year consulting agreement with a firm to work on the development of a global marketing strategy to address opportunities worldwide for the Company's products. The agreement commenced April 1, 2001 and requires monthly payments of $12,500. A payment of $150,000 was made upon signing.

   The Company entered into a six-month consulting agreement with a firm to provide consulting services for public relations and business development. The agreement commenced April 1, 2001 and requires monthly payments of $10,000.

   The Company entered into a six-month consulting agreement with a firm to provide consulting services concerning the State and City of New York. The agreement commenced April 1, 2001 and requires monthly payments of $5,000.

   On June 1, 2001, the Company entered into a financial consulting agreement with a registered broker-dealer. The agreement provides for a fee consisting of $1,000 per month over a five-year period and the grant of warrants (see Note I[6].) The agreement also provides the option to prepay all or a portion of the fee on a non-refundable basis and either party may terminate the agreement after six months upon written notice. The Company has elected to pay the fee for the entire five-year period in six monthly installments of $10,000 beginning June 2001. As a result of the cancellation and non-refundable provisions, the amounts paid are being amortized over the six-month period beginning June 1, 2001.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARY

                                 June 30, 2001


Note L--Subsequent Events

(1) On August 16, 2001, the Company entered into a consulting agreement for non-exclusive services related to corporate strategies and other matters. The agreement is for a three-year term. As compensation under the agreement, the Company granted warrants to purchase 75,000 shares of common stock at an exercise price of $4.40 per share, whose total value is estimated at approximately $110,000.

(2) On September 17 2001, the Company signed a letter of intent to acquire a privately held company, for consideration consisting of common stock with a value of approximately $1,000,000. The Company expects to record intangibles from this transaction of approximately $700,000. There can be no assurance that such a transaction will be completed.

(3) On September 26, 2001, the Company entered into a consulting agreement for non-exclusive services related to corporate strategies and other matters. The agreement is for a six-month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose value is estimated at approximately $115,000.

(4) On October 2, 2001 the Company entered into a letter of intent with regard to distribution and joint-venture agreements with a privately held company. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company will acquire 15% of the privately held company in exchange for 451,807 shares of common stock of the Company valued at $1,500,000. The Company will grant warrants (100,000, 100,000 and 100,000 at exercise prices of $5.00, $6.00 and $7.00 per share, respectively) in connection with the distribution agreement valued at approximately $150,000. In connection with the joint-venture agreement, the Company would receive, in return for the grant of foreign marketing, distribution and manufacturing rights, $100,000 and a 45% share of a newly formed subsidiary of the privately held company.

(5) On October 9, 2001, the Company entered into a consulting agreement for non-exclusive services related to corporate strategies and other matters. The agreement is for a six-month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose value is estimated at approximately $79,000.