Form 10QSB
period 2001-09-30
AQUACELL TECHNOLOGIES INC
filed 2001-11-14
CIK 1114655

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB
(Mark one)
      X  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     ---
Act of 1934 For the quarterly period ended September 30, 2001.

     ____ Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from _________ to ___________

Commission file number 1-16165


                           AQUACELL TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuers as Specified in its Charter)

            Delaware                                  33-0750453
   (State of Incorporation)                 (IRS employer identification number)

                             104 10 Trademark Street
                           Rancho Cucamonga, CA 91730
                    (Address of Principal Executive Offices)

                                 (909) 987-0456
                (Issuer's Telephone Number, Including Area Code)

                          __________________________

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes     X       No
           ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.

Yes ____            No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value                    8,205,057 shares outstanding
                                                   as of November 12, 2001


              Transitional Small Business Disclosure Format (check one):
              Yes _______           No  X
                                      ------

                           AQUACELL TECHNOLOGIES, INC.

                                   FORM 1O-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                          PART 1- FINANCIAL INFORMATION

                                                                                                   PAGE
Item 1    Financial Statements:
          Condensed Consolidated Balance Sheet as of September 30, 2001........................     1

          Condensed Consolidated Statements of Operations for the three month
          periods ended September 30, 2001 and 2000............................................     2

          Condensed Consolidated Statements of Cash Flow for the three month periods
          ended September 30, 2001 and 2000....................................................     3

          Notes to Condensed Consolidated Financial Statements ................................     4

Item 2    Managements Discussion and Analysis: ................................................     8
                         Forward-Looking Statements
                         Overview
                         Results of Operations
                         Liquidity and Capital Resources



                           PART II- OTHER INFORMATION

Item 6    Exhibits and reports on Form 8-K ....................................................    11

Signature......................................................................................    11

                        Part I.  Financial Information

                         ITEM 1.  FINANCIAL STATEMENTS


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (unaudited)

ASSETS
Current assets:
         Cash.....................................................................     $        66,000
         Notes receivable, including accrued interest of $14,000..................           1,632,000
         Accounts receivable......................................................              39,000
         Inventories..............................................................              64,000
         Prepaid expenses and other current assets................................             259,000
                                                                                     -----------------
                  Total current assets............................................           2,060,000

Property and equipment, net.......................................................              76,000
Other assets:
         Patents, net.............................................................             137,000
         Security deposits........................................................              12,000
                                                                                     -----------------
                                                                                       $     2,285,000
                                                                                     =================


LIABILITIES
Current liabilities:
         Accounts payable.........................................................     $       255,000
         Accrued expenses                                                                      107,000
         Advances payable to officer/stockholder..................................               3,000
                                                                                     -----------------
                        Total current liabilities.................................             365,000
                                                                                     -----------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l; 10,000,000 shares authorized; no shares issued
Common stock, par value $.001; 40,000,000 shares authorized; 7,743,250 shares
         issued and outstanding...................................................               7,000
Additional paid-in capital........................................................           9,664,000
Accumulated deficit...............................................................          (7,419,000)
                                                                                     -----------------
                                                                                             2,252,000
Unamortized deferred compensation.................................................            (332,000)
                                                                                     -----------------
                                                                                             1,920,000
                                                                                     -----------------
                                                                                       $     2,285,000
                                                                                     =================

            See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                               2001               2000
                                                                          --------------    ---------------
Revenue:
     Net sales.........................................................    $   68,000         $   48,000
     Rental income.....................................................         2,000                  -
                                                                          --------------    ---------------
                                                                               70,000         $   48,000
Cost of sales..........................................................        28,000             19,000
                                                                          --------------    ---------------
Gross profit...........................................................        42,000             29,000
                                                                          --------------    ---------------
Selling, general and administrative expenses:
     Salaries and wages................................................       233,000            107,000
     Legal, accounting and other
         professional expenses.........................................       353,000             59,000
     Other.............................................................       244,000            147,000
                                                                          --------------    ---------------
                                                                              830,000            313,000
                                                                          --------------    ---------------
Loss from operations before interest
     (expense) income .................................................      (788,000)          (284,000)
                                                                          --------------    ---------------
Interest (expenses) income:
     Amortization of debt discount.....................................             -           (359,000)
     Interest expense..................................................             -            (54,000)
     Interest income ..................................................        40,000                  -
                                                                          --------------    ----------------
                                                                               40,000           (413,000)
                                                                          --------------    ---------------
Loss before accretion of redemption amount of redeemable common stock..      (748,000)          (697,000)
Accretion of redemption amount of
     redeemable common stock...........................................             -              2,000
                                                                          --------------    ---------------
Net loss attributable to common stockholders...........................    $ (748,000)        $ (699,000)
                                                                          =============     ===============
Net loss per common share- basic and diluted...........................    $    (0.10)        $    (0.14)
                                                                          =============    ================
Weighted average share outstanding-
     basic and diluted.................................................     7,734,000          5,138,000
                                                                          =============    ================

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                       September 30,
                                                                                       -------------
                                                                                  2001                2000
                                                                              --------------      --------------
Cash flows from operating activities:
Net loss...................................................................... $ (748,000)         $ (697,000)
Adjustment to reconcile net loss to net cash used in operating activities;
     Stock based compensation.................................................    199,000
     Interest expense, related to amortization of discount on debt for fair
         value of stock warrants issued.......................................          -             359,000
     Depreciation and amortization............................................     13,000              12,000
Changes in:
     Accounts receivable......................................................     (8,000)              3,000
     Accrued interest receivable..............................................     41,000
     Prepaid expenses and other current assets................................     35,000                   -
     Inventories..............................................................     24,000              (5,000)
     Security deposits........................................................          -                   -
     Accounts payable.........................................................    155,000              12,000
     Accrued expenses.........................................................     62,000              68,000
     Accrued interest payable.................................................                         54,000
                                                                               ----------          ----------
         Net cash used in operating activities................................   (227,000)           (194,000)
                                                                               ----------          ----------
Cash flows from investing activities:
     Purchase of property and equipment.......................................     (4,000)             (4,000)
                                                                               ----------          ----------
         Net cash used in investing activities................................     (4,000)             (4,000)
                                                                               ----------          ----------
Cash flows from financing activities:
     Offering costs deferred..................................................                        (10,000)
     Proceeds from notes payable-private loan offering........................                        200,000
     Loans and advances from officers,
         stockholders and others, net.........................................     (1,000)             17,000
                                                                               ----------          ----------
               Net cash provided by (used in) financing activities............     (1,000)            207,000
                                                                               ----------          ----------
Increase (decrease) in cash...................................................   (232,000)              9,000
Cash, beginning of period.....................................................    298,000               2,000
                                                                               ----------          ----------
Cash, end of period........................................................... $   66,000          $   11,000
                                                                               ==========          ==========
Supplemental disclosure of cash flow information:
     Cash paid for interest................................................... $        -          $        -

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and warrants for services to the company............. $  223,000          $        -
Debt discount arising from issuance of warrants .............................. $        -          $  834,000
Accrual of offering costs deferred............................................ $        -          $  183,000

            See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2001 and 2000 (Unaudited)

NOTE A - BASIS OF PRESENTATION

      AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997. The Company's principal business objective is to operate in the water purification business.

      The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2001.

NOTE B - NOTES RECEIVABLE

                  At September 30, 2001, the notes receivable consist of $50,000 from a non-affiliated party and $1,933,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing August 16, 2001 were extended to September 16, 2001. At September 16, 2001, the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. At the time of the restructuring, the Company received all interest payments due through the September restructuring date, and in October received the October and November, 2001 payments of principal and interest. The Company has recorded an adjustment, during the year ended June 30, 2001, to reflect a reduction in the estimated fair value of these notes of $365,000. An unsecured note, in the amount of $175,000, maturing on October 25, 2001 was extended to January 24, 2002 after payment of interest due and a principal payment in the amount of $18,000. The remaining note is unsecured and matures in March 2002. Interest receivable at September 30, 2001 amounted to $2,000 from a non-affiliated party and $12,000 from non-director/employee stockholders and entities owned by them.

NOTE C - INVENTORIES

      Inventories consist of the following:
                  Raw materials..............................     $    43,000
                  Work in progress...........................          11,000
                  Completed product..........................          10,000
                                                              ---------------
                                                                  $    64,000
                                                              ---------------

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2001 and 2000 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:
                  Furniture and fixtures.....................     $    35,000
                  Equipment - office.........................          36,000
                  Machinery and equipment....................          71,000
                  Rental units...............................          10,000
                  Leasehold improvements.....................          10,000
                                                                 ------------
                                                                      162,000
                  Less accumulated depreciation..............          86,000
                                                                 ------------
                                                                  $    76,000
                                                                 ============

NOTE E -ADVANCES PAYABLE TO OFFICER/STOCKHOLDER

             At September 30, 2001 the loans payable to officer/stockholder consisted of a $3,000 unsecured non-interest bearing demand loan.

NOTE F - NOTES PAYABLE-PRIVATE LOAN OFFERINGS

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

             At September 30, 2000, interest accrued on these notes amounted to $135,000. Interest expense (excluding amortization of debt discount) during the three months ended September 30, 2001 and 2000 amounted to $-0- and $31,000 respectively. During the three months ended September 30, 2000, amortization of the debt discount amounted to $346,000.

NOTE G - NOTE PAYABLE-UNION LABOR LIFE INSURANCE COMPANY

             On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor life Insurance Co. ("ULLICO"). Under the terms of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, using the Black-Scholes valuation method. Such amount was amortized to interest expense over the six-month term of the note. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30,2000 in the amount of $26,000, was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded debt discount based upon the estimated value of the warrants totaling $39,000. The Warrants were valued utilizing the Black-Scholes valuation method. On July 27, 2000, the note's maturity was extended to October 31, 2000 and was subsequently extended to March 31, 2001. During the three months ended September 30, 2000 amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $-0- and $21,000 during the three months ended September 30, 2001 and 2000 respectively.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2001 and 2000 (Unaudited)


NOTE H - EQUITY TRANSACTIONS

         In connection with the purchase of certain assets (consideration for which included 200,000 shares of the Company's common stock), an option was granted to the holder of 135,000 shares of common stock to put the stock back to the Company at a price of $1.00 per share plus interest at 7% per annum if the Company had not registered its common stock by December 21, 2000. The Company's common stock became registered on December 13, 2000 and the shares, including interest, were returned to stockholders' equity upon completion of the IPO.

         In connection with a financial consulting agreement, on June 1, 2001 the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000. As a result of the cancellation and non-refundable provisions, the value of these warrants is being amortized over the six-month period beginning June 1, 2001. Amortization amounted to $185,000 during the three months ended September 30, 2001.

         On August 16, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a three-year term. As compensation under the agreement, the Company granted warrants to purchase 75,000 shares of common stock at an exercise price of $4.40 per share, whose total fair value is estimated at approximately $110,000. Amortization amounted to $5,000 for the three months ended September 30, 2001.

         On September 26, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock, valued at $34,000, and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose fair value is estimated at approximately $79,000. Amortization of the stock and warrants amounted to $9,000 for the three months ended September 30, 2001.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

         On June 1, 2001, the Company entered into a financial consulting agreement with a registered broker-dealer. The agreement provides for a fee consisting of $1,000 per month over a five-year period and the grant of warrants (see Note H). The agreement also provides the option to prepay all or a portion of the fee on a non-refundable basis and either party may terminate the agreement after six months upon written notice. The Company has elected to pay the fee for the entire five-year period in six monthly installments of $10,000 beginning June 2001. As a result of the cancellation and non-refundable provisions, the value of these warrants is being amortized over the six-month period beginning June 1, 2001.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 2001 and 2000 (Unaudited)


NOTE J - SUBSEQUENT EVENT

         On October 9, 2001 the Company entered into distribution and joint venture agreements with a privately held company. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company acquired 15% of the privately held company in exchange for 451,807 shares of common stock of the Company valued at approximately $1,500,000. The Company granted warrants (100,000, 100,000, and 100,000 at exercise prices of $5.00, $6.00, and $7.00 per share, respectively) in connection with the distribution agreement valued at approximately $150,000. In connection with the joint-venture agreement, AquaCell owns 45% with the remaining 55% owned by the privately held company. The Agreement includes a $100,000 payment to the Company in return for the grant of foreign marketing, distribution and manufacturing rights.

         On October 9, 2001 the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six-month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose value is estimated at approximately $157,000.

         On October 23, 2001 the Company signed an agreement to acquire a privately held company, for consideration consisting of common stock with a value of approximately $1,000,000. Closing of the agreement is conditioned upon the seller successfully negotiating the settlement of at least 70% of the outstanding balance due trade creditors to be paid from the approximately $1,000,000 of common stock given as consideration. The Company expects to record intangibles from this transaction of approximately $700,000.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Forward-Looking Statements

         When used in this Form 10-QSB and in future filings by the Company with the Commission, the words or phrases "will likely result", "management expects", or "the Company expects", "will continue", "is anticipated", "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

         The following discussions and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         Through the three months ended September 30, 2001 sales were not significant, as we focused on setting in place the infrastructure upon which to develop and build the future growth of the Company. As discussed below, through our efforts we have established relationships with key marketing partners to facilitate rapid growth while limiting the overhead typically associated with sales and marketing expenses. In addition, we have acquired a company in the water treatment industry to allow us to expand our product offering and manufacturing capabilities. This acquisition will enable AquaCell to be a full service water treatment and purification company.

         In July we hired a Vice President of Sales and Marketing from Coors Brewing Company with extensive experience in development and implementation of creative marketing concepts. We anticipate that, through his directed efforts, we will be able to successfully increase revenues through our program with Roto-Rooter Plumbers, our Government Services contract which was awarded in March, 2001 and our Fortune 500 marketing strategy.

         During September we announced an expanded relationship with Roto-Rooter Plumbers, beyond performing installations, to include nationwide marketing of our Purific(R) Water Cooler. Under this expanded relationship Roto-Rooter Plumbers will generate leads nationwide for AquaCell's Purific Water Cooler through the distribution of a specially designed brochure to be disseminated to Roto-Rooter's substantial customer base. Additionally, a two-minute video clip describing the Purific Water Cooler will be included on Roto-Rooter's website, and will also be accessible from our website at www.aquacell.com.

         In September we announced the formation of a new subsidiary, AquaCell Media, Inc. exclusively dedicated to the selling of advertising space on the label of the permanently attached five-gallon bottle on our Purific Water Cooler, an advertising innovation, whereby we are creating a billboard on a water cooler. We anticipate that the advertising sales will contribute to the future revenues and profits of the Company.

         During October we entered into distribution and joint-venture agreements with Corbett Water Technologies, Inc. ("Corbett"), a subsidiary of S&B Technical Products, Inc., for worldwide distribution of our products. S&B Technical Products, Inc. is one of the largest manufacturer and supplier of water gaskets in the world. Under the terms of the agreements we will continue to work and develop our current marketing programs, including Roto-Rooter Plumbers and the Government Services Administration, with Corbett being responsible for all other marketing efforts. The agreements divide domestic marketing and international marketing into two different structures. Under the terms of the domestic sales and marketing agreement, Corbett will distribute our products under predetermined pricing while eliminating our incremental sales and marketing expenses. As part of this agreement we have purchased a 15% interest in Corbett for $1,500,000 in shares of our common stock increasing our shareholders' equity. In addition, we will receive an initial order of $250,000. Under the terms of the international joint venture agreement, a newly formed joint-venture subsidiary will have both marketing and manufacturing rights for our products. Products will be manufactured in countries around the world in which S&B Technical Products, Inc. currently has operations. AquaCell owns 45% of this newly formed venture with the remaining 55% being owned by Corbett. The agreement includes a $100,000 payment to AquaCell in exchange for the foreign marketing and manufacturing rights.

         Also during October we signed an agreement to acquire Water Science Technologies, Inc. a manufacturing firm in the water filtration and purification industry. As a result, AquaCell has secured immediate expansion of its manufacturing capabilities to meet expected production demands, an employee base with several years of experience in the industry, international expertise and the ability to develop an integrated system to be used in conjunction with our Purific Water Cooler. In our desire to expand our operation and product line, we sought to find a company to acquire that based its products and services on sound scientific principles. The Company now provides a wide range of products and services for water purification and treatment, through systems capable of treating from ten to millions of gallons of water per day to address industrial, commercial, institutional and residential needs. The product line is comprised of both standard systems for conventional needs, as well as custom designed systems built to address particular situations.

         The mission of AquaCell's management is to, through utilization of the programs and agreements such as those outlined above, position the Company for long-term profitable growth and enhanced shareholder value.

Results of Operations

         During the three months ended September 30, 2001 we generated minimal revenues because management devoted all of its time to setting in place the infrastructure upon which to develop and build the future growth of the Company, which included establishing worldwide distribution agreements for our products and the acquisition of an operating company in the water treatment industry. On a consolidated basis we increased revenues by 45.8% to $70,000 for the three months ended September 30, 2001 as compared to $48,000 for the similar period of the preceding year and our gross profit remained at 60% for the three months ended September 30, 2001.

         Net loss for the three months ended September 30, 2001 was $748,000 or $.10 per share as compared to $699,000 or $.14 per share for the same period of the prior year. Of this amount, operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $13,000 were $464,000 or $.06 per share for the three months ended September 30, 2001 as compared to $254,000 or $.05 per share for the comparable three months of the prior year. Of the current period operating expenses, $171,000 or $.02 per share represented the cost of increased staff, primarily in manufacturing, sales and marketing. In addition, $353,000 or $.05 per share represented legal, accounting and other professional expenses for the three months ended September 30, 2001 compared to $59,000 or $.01 per share for the three months ended September 30, 2000. Of the current period expense $199,000 or $.03 per share was stock based compensation representing the amortization of common shares and warrants issued in connection with consulting agreements primarily for investment banking purposes. Of this amount $196,000 represents amortization in connection with warrants. If exercised, these warrants will provide additional capital of up to $1,670,000 to the Company, replacing capital not realized as a result of the reduction of the size of our initial public offering due to market conditions. The increase in legal, accounting and other professional expenses also includes $130,000 or $.02 per share attributed to the issuance of marketing and consulting agreements primarily for the operating subsidiary put in place after the completion of the initial public offering, from which we expect to generate growth and enhanced shareholder value.

         There was no amortization of debt discount for the three-month period ended September 30, 2001 because the warrants issued in connection with the notes payable were exercised and converted to equity through the retirement of the notes, as compared to $359,000 for the three months ended September 30, 2000. The Company incurred no interest expense during the three-month period ended September 30, 2001 as compared to $54,000 for the three months ended September 30, 2000, and recognized interest income of $40,000 on notes receivable for the three months ended September 30, 2001.

Liquidity and Capital Resources

         During the three months ended September 30, 2001 we financed our operations from the remaining proceeds of the initial public offering and the interest income of $81,000 received from the notes receivable. A net repayment of officer loans amounted to $1,000 during the period.

         Cash used by operations during the three months ended September 30, 2001 amounted to $227,000. Net loss of $748,000 was reduced by non-cash stock based compensation in the amount of $199,000 and depreciation and amortization of $13,000. Cash used by operations was further increased by an increase in accounts receivable in the amount of $8,000 and decreased by accounts payable and accrued expenses in the amount of $217,000 resulting from use of the proceeds from the initial offering to eliminate Company debt. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses and inventories amounting to $100,000.

         We have granted warrants, subsequent to our initial public offering in connection with consulting and marketing agreements that may generate additional capital of up to approximately $4,000,000 if exercised.

         Cash used by investing activities during the three months ended September 30, 2001 represented expenditures for property and equipment in the amount of $4,000.

         In connection with the $1,750,000 notes receivable restructured into twelve-month installment notes, at the time of the restructuring, the Company received all interest payments due through the September restructuring date, and in October received the October and November, 2001 payments of principal and interest.

         Management believes that the collections on notes receivable and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

                          Part II. Other Information

                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K: None





                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AquaCell Technologies, Inc.
                                       --------------------------
                                       Registrant



Date: November 14, 2001                  /s/ Gary S. Wolff
                                        ----------------------------------
                                        Gary S. Wolff
                                        Chief Financial Officer