Form 10QSB
period 2001-12-31
AQUACELL TECHNOLOGIES INC
filed 2002-02-14
CIK 1114655

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
(Mark one)
X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2001.

____ Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from to ___________


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

         Yes      X                 No
             -----------                    --------------

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

Common Stock, $.001 par value                       8,205,057 shares outstanding
                                                       as of January 31, 2002



           Transitional Small Business Disclosure Format (check one):
                                    Yes No X
                            --- --------------------



                           AQUACELL TECHNOLOGIES, INC.

                                   FORM 1O-QSB

                     FOR THE QUARTER ENDED December 31, 2001

                                TABLE OF CONTENTS



                          PART 1- FINANCIAL INFORMATION


                                                                            PAGE
Item 1    Financial Statements:
          Condensed Consolidated Balance Sheet as of December 31, 2001........ 1

          Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2001 and 2000.................. 2

          Condensed Consolidated Statements of Cash Flow for the six month periods ended December 31, 2001 and 2000............................ 3

          Notes to Condensed Consolidated Financial Statements ............... 4

Item 2    Managements Discussion and Analysis: ............................... 8
                      Forward-Looking Statements
                      Overview
                      Results of Operations
                      Liquidity and Capital Resources



                           PART II- OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders ............... 11

Item 6    Exhibits and reports on Form 8-K .................................. 11

Signature.................................................................... 11

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                December 31, 2001
                                   (Unaudited)


ASSETS


Current assets:
               Cash                                                                $      7,000
               Notes receivable, including accrued interest of $28,000                1,329,000
               Accounts receivable                                                       62,000
               Inventories                                                               90,000
               Prepaid expenses and other current assets                                293,000
                                                                                   ------------
                             Total current assets                                     1,781,000

Property and equipment, net                                                              67,000
Other assets:
               Investment in Corbett Water Technologies, Inc.                           274,000
               Patents, net                                                             132,000
               Security deposits                                                         12,000
                                                                                   ------------
                                                                                   $  2,266,000
                                                                                   ============


LIABILITIES
Current liabilities:
               Accounts payable                                                    $    322,000
               Accrued expenses                                                         175,000
                                                                                   ------------
                             Total current liabilities                                  497,000
                                                                                   ------------


Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l; 10,000,000 shares authorized; no shares issued
Common stock, par value $.001; 40,000,000 shares authorized; 8,205,057 shares
               issued and outstanding                                                     8,000
Additional paid-in capital                                                           11,465,000
Accumulated deficit                                                                  (9,330,000)
                                                                                   ------------
                                                                                      2,143,000
Unamortized deferred compensation                                                      (374,000)
                                                                                   ------------
                                                                                      1,769,000
                                                                                   ------------
                                                                                   ------------
                                                                                   $  2,266,000
                                                                                   ============



            See notes to condensed consolidated financial statements
                                        1

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended           Six Months Ended
                                                                       December 31,                December 31,
                                                                       ------------                ------------
                                                                   2001           2000          2001           2000
                                                                   ----           ----          ----           ----
Revenue:
        Net sales                                             $    84,000    $    58,000    $   152,000    $   106,000
        Rental income                                               2,000           --            4,000           --
                                                                -----------    -----------    -----------    -----------
                                                                   86,000         58,000        156,000        106,000
Cost of sales                                                      35,000         25,000         63,000         44,000
                                                                -----------    -----------    -----------    -----------
Gross profit                                                       51,000         33,000         93,000         62,000
                                                                -----------    -----------    -----------    -----------

Selling, general and administrative expenses:
        Salaries and wages                                        234,000        107,000        467,000        214,000
        Legal, accounting and other
               professional expenses                              104,000         20,000        267,000         79,000
        Stock based compensation                                  260,000           --          450,000           --
        Other                                                     273,000        109,000        517,000        256,000
                                                                -----------    -----------    -----------    -----------
                                                                  871,000        236,000      1,701,000        549,000
                                                                -----------    -----------    -----------    -----------

Loss from operations before other
        (expense) income and extraordinary item                  (820,000)      (203,000)    (1,608,000)      (487,000)
                                                                -----------    -----------    -----------    -----------

Other (expense) income:
      Impairment loss on investment in Corbett
               Water Technologies, Inc.                        (1,226,000)          --       (1,226,000)          --
        Amortization of debt discount                                --         (335,000)          --         (694,000)
        Interest expense                                             --         ( 49,000)          --         (103,000)
        Interest income                                            35,000           --           75,000           --
        Other income                                              100,000           --          100,000           --
                                                                -----------    -----------    -----------    -----------
                                                               (1,091,000)      (384,000)    (1,051,000)      (797,000)
                                                                -----------    -----------    -----------    -----------

Loss before extraordinary item                                 (1,911,000)      (589,000)    (2,659,000)    (1,284,000)
Accretion of redemption amount of
        redeemable common stock                                      --            2,000           --            4,000
                                                                -----------    -----------    -----------    -----------
Loss attributable to common stockholders before
       extraordinary item                                      (1,911,000)      (589,000)    (2,659,000)    (1,288,000)
Extraordinary item - Loss on extinguishment of
       debt                                                          --          159,000           --          159,000
                                                                -----------    -----------    -----------    -----------


Net loss attributable to common stockholders                  $(1,911,000)   $  (748,000)   $(2,659,000)   $(1,447,000)
                                                               ===========    ===========    ===========    ===========

Net loss per common share - basic and diluted:
       Loss attributable to common stockholders
            before extraordinary item                         $     (0.23)   $     (0.11)   $     (0.33)   $     (0.24)
       Extraordinary item - Loss on extinguishment
            of debt                                                  --            (0.03)          --            (0.03)
                                                                -----------    -----------    -----------    -----------

Net loss available to common stockholders                     $     (0.23)   $     (0.14)   $     (0.33)   $     (0.27)
                                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding -
       basic and diluted                                        8,160,000      5,406,000      7,947,000      5,272,000
                                                                ===========    ===========    ===========    ===========


            See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                                      December 31,
                                                                                      ------------
                                                                                    2001           2000
                                                                                    ----           ----
Cash flows from operating activities:
Net loss                                                                        $(2,659,000)   $(1,443,000)
Adjustment to reconcile net loss to net cash used in operating activities;
      Impairment loss on investment in Corbett Water Technologies, Inc.           1,226,000           --
      Stock based compensation                                                      459,000           --
      Interest expense, related to amortization of discount on debt for fair
               value of stock warrants issued                                          --          853,000
      Depreciation and amortization                                                  27,000         24,000
Changes in:
      Accounts receivable                                                           (31,000)        (7,000)
      Accrued interest receivable                                                    27,000           --
      Prepaid expenses and other current assets                                       1,000        (19,000)
      Inventories                                                                    (2,000)        (7,000)
      Accounts payable                                                              222,000         (1,000)
      Accrued expenses                                                              130,000        153,000
      Accrued interest payable                                                         --          103,000
                                                                                -----------    -----------

               Net cash used in operating activities                               (600,000)      (344,000)
                                                                                -----------    -----------

Cash flows from investing activities:
       Collections on notes receivable                                              317,000           --
       Purchase of property and equipment                                            (4,000)       (11,000)
                                                                                ===========    -----------


               Net cash provided by (used in) investing activities                  313,000        (11,000)
                                                                                -----------    -----------


Cash flows from financing activities:
       Offering costs deferred                                                         --           (3,000)
       Proceeds from notes payable-private loan offering                               --          200,000
       Loans and advances from officers,
               stockholders and others, net                                          (4,000)       167,000
                                                                                -----------    -----------


                        Net cash provided by (used in) financing activities          (4,000)       364,000
                                                                                -----------    -----------

Increase (decrease) in cash                                                     $  (291,000)   $     9,000
Cash, beginning of period                                                           298,000          2,000
                                                                                -----------    -----------

Cash, end of period                                                             $     7,000    $    11,000
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid for interest                                                   $              $      --

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with investment                          $ 1,500,000    $      --
Issuance of common stock and warrants for services to the company               $   525,000    $      --
Debt discount arising from issuance of warrants                                 $      --      $   834,000
Accrual of offering costs deferred                                              $      --      $   328,000
Common stock warrants exercised through retirement of notes payable             $      --      $ 1,295,000


            See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain items in these condensed consolidated financial statements have been re-classified to conform to the current period presentation. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2001.

NOTE B - ACCOUNTS RECEIVABLE

     At December 31, 2001, the accounts receivable included a receivable from Corbett Water Technologies, Inc. in the amount of $42,000, which was paid in January, 2002.

NOTE C - NOTES RECEIVABLE

     At December 31, 2001, the notes receivable consist of $50,000 from a non-affiliated party and $1,616,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing September 16, 2001 were restructured into twelve-month installment notes with the first installment due October 16, 2001. At the time of the restructuring, the Company received all interest payments due through the September restructuring date, and in October received the October and November, 2001 payments of principal and interest. The Company has recorded an adjustment, during the year ended June 30,2001, to reflect a reduction in the estimated fair value of these notes of $365,000. An unsecured note, in the amount of $175,000, maturing on October 25, 2001 was extended to January 24, 2002 after payment of interest due and a principal payment in the amount of $18,000. The remaining note is unsecured and matures in March 2002. Interest receivable at December 31, 2001 amounted to $3,000 from a non-affiliated party and $25,000 from non-director/employee stockholders and entities owned by them.

NOTE D - INVENTORIES

          Inventories consist of the following:
                             Raw materials..................... $       62,000
                             Work in progress..................         15,000
                             Completed product.................         13,000
                                                                ----------------
                                                                $       90,000
                                                                ================

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES




              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (Unaudited)

NOTE E - PROPERTY AND EQUIPMENT

          Property and equipment is summarized as follows:
                             Furniture and fixtures.............     $    35,000
                             Equipment - office.................          36,000
                             Machinery and equipment............          71,000
                             Rental units.......................          10,000
                             Leasehold improvements.............          10,000
                                                                 ---------------
                                                                         162,000
                             Less accumulated depreciation......          95,000
                                                                 ---------------
                                                                     $    67,000
                                                                 ===============

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

     Interest expense (excluding amortization of debt discount) during the six months ended December 31, 2001 and 2000 amounted to $-0- and $57,000 respectively. During the six months ended December 31, 2000, amortization of the debt discount amounted to $681,000. The remaining unamortized debt discount at December 13, 2000, in the amount of $159,000, was treated as an extraordinary loss from extinguishment of debt.

NOTE G - NOTE PAYABLE-UNION LABOR LIFE INSURANCE COMPANY

     On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor life Insurance Co. ("ULLICO"). Under the terms of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, using the Black-Scholes valuation method. Such amount was amortized to interest expense over the six-month term of the note. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30, 2000 in the amount of $26,000, was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded debt discount based upon the estimated value of the warrants totaling $39,000. The Warrants were valued utilizing the Black-Scholes valuation method. On July 27, 2000, the note's maturity was extended to October 31, 2000 and was subsequently extended to March 31, 2001. During the six months ended December 31, 2000 amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $-0- and $42,000 during the six months ended December 31, 2001 and 2000 respectively.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (Unaudited)

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

     In connection with a financial consulting agreement, on June 30, 2001 the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000. As a result of the cancellation and non-refundable provisions the value of these warrants is being amortized over the six-month period beginning June 1, 2001. Amortization amounted to $309,000 during the six months ended December 31, 2001.

     On August 16, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a three-year term. As compensation under the agreement, the Company granted warrants to purchase 75,000 shares of common stock at an exercise price of $4.40 per share, whose total fair value is estimated at approximately $110,000. Amortization amounted to $14,000 for the six months ended December 31, 2001.

     On September 26, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock, valued at $34,000, and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose fair value is estimated at approximately $79,000. Amortization of the stock and warrants amounted to $66,000 for the six months ended December 31, 2001.

     On October 9, 2001 the Company entered into distribution and joint venture agreements with two privately held companies. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company acquired 15% of a privately held company in exchange for 451,807 shares of common stock of the Company valued at $1,500,000, adjusted for a one time impairment loss of $1,226,000. The Company applies the cost method to accounting in connection with this 15% investment. The Company granted warrants (100,000, 100,000, and 100,000 at exercises prices of $5.00, $6.00, and $7.00 per share respectively) in connection with the distribution agreement valued at approximately $177,000. Amortization of the warrants amounted to $9,000 for the six months ended December 31, 2001. In connection with the joint-venture agreement, the agreement was modified and Aquacell's initial ownership of 45% was reduced to 19% ownership of all net profits, with no responsibility for funding any of the manufacturing or marketing costs, with the remaining 81% owned by the other privately held company.

     On October 9, 2001 the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six-month term. As compensation under this agreement, the Company will pay a $2,500 monthly fee, as well as 10,000 shares of common stock and 100,000 warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose value is estimated at approximately $125,000. Amortization of the stock and warrants amounted to $62,000 for the six months ended December 31, 2001.

     All of the warrants issued in connection with the transactions described above contain a callable provision.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 2001 and 2000 (Unaudited)

NOTE H - EQUITY TRANSACTIONS (Continued)

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

     On June 1, 2001, the Company entered into a financial consulting agreement with a registered broker-dealer. The agreement provides for a fee consisting of $1,000 per month over a five-year period and the grant of warrants (see Note H). The agreement also provides the option to prepay all or a portion of the fee on a non-refundable basis and either party may terminate the agreement after six months upon written notice. The Company has prepaid $20,000 of the fee for the entire five-year period. As a result of the cancellation and non-refundable provisions, the value of these warrants is being amortized over the six-month period beginning June 1, 2001.

NOTE J - IMPAIRMENT LOSS ON INVESTMENT IN CORBETT WATER TECHNOLOGIES, INC.

     In connection with our 15% investment in Corbett Water Technologies, Inc., the Company was required to take a one-time impairment loss of $1,226,000 in accordance with generally accepted accounting principles (GAAP), as contained in the provisions of SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

NOTE K - OTHER INCOME

     Other income represents fees earned for an extensive training seminar in connection with the Company's products, presented to our marketing partner Corbett Water Technologies, Inc.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     As a result of marketing programs implemented after the completion of our initial public offering, revenues for the quarter ended December 31, 2001 reflected an increase of 48% over revenues for the quarter ended December 31, 2000.

     During the quarter ended December 31, 2001 we received a $100,000 fee for an extensive training seminar in connection with the Company's products, presented to our marketing partner Corbett Water Technologies, Inc.

     In connection with our distribution agreement with Corbett Water Technologies, Inc. for domestic sales of the Purific Water Cooler we received an initial order of $250,000 in late November and have already shipped $115,000 against this order through January, 2002. Under this agreement all of our incremental sales and marketing expenses are eliminated and we will receive 15% of the net income of Corbett Water Technologies, Inc.

     The international joint venture agreement, with S&B International Water Technologies, Inc., was modified from our initial ownership of 45% to a 19% ownership of all net profits, with no responsibility for funding any of the manufacturing or marketing costs.

     In accordance with generally accepted accounting principles (GAAP), as contained in SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", because Corbett Water Technologies Inc. was a newly formed company and since no appraisal had been done, we had no way of determining appraised value for our 15% investment in Corbett Water Technologies, Inc. Accordingly we were required to recognize a one-time impairment loss in the amount of $1,226,000. We believe that our strategic partnership with Corbett Water for the marketing of our products along with S&B Technical products, a significant company in the water industry with worldwide operations, places AquaCell in a unique and strong position for future growth and enhancement of shareholder value. We are of the opinion that future revenues and our 15% share of the net income of Corbett Water Technologies, Inc. will benefit the Company and validate the decision of management in making this investment, despite the fact that we were forced to recognize the impairment at this time.

     Our Roto-Rooter Plumbers debit card program was rolled out, initially, in the Northeast region during the third week of December. Under this program, the Roto-Rooter Plumbers have been issued an AquaCell Purific debit card and commissions earned will be transferred onto the debit cards on a monthly basis. We anticipate a growth of revenues over the next six months as all aspects of the program become implemented.

     We declared a dividend to our common stockholders of the preferred stock of our recently formed subsidiary, AquaCell Media, Inc., a company exclusively dedicated to the selling of advertising space on the label of the permanently attached five-gallon bottle on our patented self-filling Purific Water Cooler. All common stockholders as of the October 25, 2001 record date received a 26% dividend of preferred stock or approximately one share for every four shares of common stock held in AquaCell Technologies, Inc. We have delayed implementation of our advertising program until the next six months because of the weakness in the advertising industry resulting from the 9/11 tragedy and the general condition of the economy.

     On October 23, 2001 we signed an agreement to acquire Water Science Technologies, Inc. for consideration consisting of common stock with a value of approximately $1,000,000 with closing of the agreement conditioned upon the seller successfully negotiating the settlement of at least 70% of the outstanding balance due to the trade creditors to be paid from the approximately $1,000,000 of common stock given as consideration. Negotiations are continuing with creditors in order to reach the 70% level.

     In connection with the airing of our Infomercial we announced a media schedule in December. At the request of Corbett Water Technologies, Inc., our domestic distributor of our Purific Water Coolers, the rollout of the media program was delayed in order that there would be no conflict with the overall strategy of the Corbett marketing plan presently being developed. The media schedule previously announced will be implemented upon Corbett Water's completion of its marketing plan.

Results of Operations

     During the three months ended December 31, 2001 we began implementing our marketing strategies with Corbett Water Technologies. For the three months ended December 31, 2001 consolidated revenues were $86,000, representing an increase of 48% over the comparable period of the prior year. For the six months ended December 31, 2001 consolidated revenues were $156,000 representing an increase of 47% over the comparable period of the prior year. Gross profit was 60% for the six months ended December 31, 2001 as compared to 58% for the same period of the prior year.

     Net loss for the six months ended December 31, 2001 was $2,659,000 or $.33 per share as compared to $1,447,000 or $.27 per share for the same period of the prior year. As discussed in the Overview section of this Management Discussion and Analysis, for the six months ended December 31, 2001 the Company was forced to record a one-time impairment loss on investment in the amount of $1,226,000 or $.15 per share for its investment in Corbett Water Technologies, as mandated by GAAP. Absent this one time charge, the loss for the six months ended December 31, 2001 would have been $1,433,000, or $.18 per share. Of this amount, operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $27,000 were $957,000 or $.12 per share for the six months ended December 31, 2001 as compared to $446,000 or $.08 per share for the comparable six months of the prior year. Of the current period operating expenses, $252,000 or $.03 per share represented the cost of increased staff, primarily in manufacturing, sales and marketing, $43,000 or $.01 per share represented expenses directly related to functions of being a public company which we did not incur in the previous year and $9,000 represented the amortization of warrants issued in connection with the distribution agreement with Corbett Water Technologies, Inc.

     Also included in the loss was $267,000 or $.03 per share representing legal, accounting and other professional expenses for the six months ended December 31, 2001 compared to $79,000 or $.01 per share for the six months ended December 31, 2000. The loss also included $450,000 or $.06 per share of stock based compensation representing the amortization of common shares and warrants issued in connection with consulting agreements, primarily for investment banking purposes. Of the $450,000, $409,000 represents amortization in connection with warrants. If exercised, these warrants could provide additional capital of up to $3,970,000 to the Company. The increase in legal, accounting and other professional expenses also includes $208,000 or $.03 per share attributed to the issuance of marketing and consulting agreements primarily for the operating subsidiary put in place after the completion of the initial public offering, from which we expect to generate growth and enhanced shareholder value.

     There was no amortization of debt discount for the six-month period ended December 31, 2001 because the warrants issued in connection with the notes payable were exercised and converted to equity through the retirement of the notes in December, 2000, as compared to $853,000 for the six months ended December 31, 2000 including $159,000 written off as a loss on extinguishment of debt. The Company incurred no interest expense during the six-month period ended December 31, 2001 as compared to $103,000 for the six months ended December 31, 2000, and recognized interest income of $75,000 on notes receivable for the six months ended December 31, 2001.

Liquidity and Capital Resources

     During the six months ended December 31, 2001 we financed our operations from the proceeds of the initial public offering and the receipt of principal and interest totaling $419,000 received from collection on notes receivable. A net repayment of officer loans amounted to $4,000 during the period.

     Cash used by operations during the six months ended December 31, 2001 amounted to $600,000. Net loss of $2,659,000 was reduced by a non-cash one-time impairment loss on investment for our investment in Corbett Water Technologies, Inc. as discussed in the Overview section of this Management Discussion and Analysis, in the amount of $1,226,0000, non-cash stock based compensation in the amount of $459,000 and depreciation and amortization of $27,000. Cash used by operations was further increased by an increase in accounts receivable in the amount of $31,000 and decreased by accounts payable and accrued expenses in the amount of $352,000. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses and inventories amounting to $26,000.

     We have granted warrants, subsequent to our initial public offering in connection with consulting and marketing agreements that may generate additional capital of up to approximately $5,700,000 if exercised.

     Cash provided from investing activities during the six months ended December 31, 2001 represented principal collections on notes receivable of $317,000 reduced by expenditures for property and equipment in the amount of $4,000.

     In connection with the $1,750,000 notes receivable restructured into twelve-month installment notes, the Company has received all principal and interest payments due through December 31, 2001.

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

                           Part II. Other Information

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB the following matter was submitted to a vote of security holders through the solicitation of proxies:

     (a) The Company held an annual meeting of stockholders on December 5, 2001.

     (b) The only matter voted upon at the meeting was the election of one Company director, to wit, Gary S. Wolff. The Company's four other directors, namely James C. Witham, Karen B. Laustsen, Glenn A. Bergenfield, and William DiTuro continued in office after the meeting.

     (c) The election of Mr. Wolff was the only matter voted upon at the meeting. He received 6,185,583 votes in favor of his election and 3,000 votes abstained. There were no broker non-votes recorded.


Item 6. Exhibits and Reports on Form 8-K

                                            None






                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     AquaCell Technologies, Inc.
                                                     --------------------------
                                                     Registrant



Date: February    14   , 2002                          /s/ Gary S. Wolff
               --------                               --------------------------
                                                      Gary S. Wolff
                                                      Chief Financial Officer