Form 10QSB
period 2002-03-31
AQUACELL TECHNOLOGIES INC
filed 2002-05-14
CIK 1114655

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  Form 10-QSB
(Mark one)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

_____  Transition report under Section 13 or 15(d) of the Exchange Act
       For the transition period from 	          to

Commission file number 1-16165


                           AQUACELL TECHNOLOGIES, INC.
                      -------------------------------------
       (Exact Name of Small Business Issuers as Specified in its Charter)

     	      Delaware				         33-0750453
------------------------------------        ------------------------------------
      (State of Incorporation)		    (IRS employer identification number)

                              10410 Trademark Street
                            Rancho Cucamonga, CA 91730
                      --------------------------------------
                     (Address of Principal Executive Offices)

                                  (909) 987-0456
                      --------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
Yes _____  No_____

                        APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value		        8,381,224 shares outstanding
	                                           as of April 30, 2002

    Transitional Small Business Disclosure Format (check one):
Yes _____  No __X__

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2002

                               TABLE OF CONTENTS



                        PART I- FINANCIAL INFORMATION

                                                                           PAGE
Item 1	   Financial Statements:

	   Condensed Consolidated Balance Sheet as of March 31, 2002 ........1
           Condensed Consolidated Statements of Operations for
           the three and nine month periods ended March 31, 2002 and 2001 ...2 Condensed Consolidated Statements of Cash Flow for
           the nine month periods ended March 31, 2002 and 2001 .............3

	   Notes to Condensed Consolidated Financial Statements .............4

Item 2	   Managements Discussion and Analysis: .............................9

                     Forward-Looking Statements
	             Overview
	             Results of Operations
	             Liquidity and Capital Resources


                          PART II- OTHER INFORMATION


Item 4	   Submission of Matters to a Vote of Security Holders .............12

Item 6	   Exhibits and Reports on Form 8-K ................................12

Signature ..................................................................12

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                  (Unaudited)

ASSETS
Current assets:
     Cash                                                         $   103,000
     Notes receivable, including accrued interest of $ 6,000          674,000
     Accounts receivable                                               72,000
     Inventories                                                      177,000
     Prepaid expenses and other current assets                        267,000
                                                                  -----------
          Total current assets                                      1,293,000

Property and equipment, net                                            71,000
Other assets:
     Goodwill                                                       1,300,000
     Investment in Corbett Water Technologies, Inc.                   274,000
     Patents, net                                                     127,000
     Security deposits                                                 17,000
                                                                  -----------
                                                                  $ 3,082,000
                                                                  -----------
                                                                  -----------

LIABILITIES
Current liabilities:
     Accounts payable                                             $   564,000
     Accrued expenses                                                 121,000
     Customer deposits                                                 91,000
                                                                  -----------
          Total current liabilities                                   776,000
                                                                  -----------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l;
   10,000,000 shares authorized; no shares issued
Common stock, par value $.001;
   40,000,000 shares authorized; 8,463,646 shares issued                8,000
Additional paid-in capital                                         12,654,000
Accumulated deficit                                                (9,858,000)
                                                                  -----------
                                                                    2,804,000
Unamortized deferred compensation                                    (247,000)
Treasury stock, 82,422 shares at cost                                (251,000)
                                                                   -----------
                                                                     2,306,000
                                                                   -----------
                                                                   $ 3,082,000
                                                                   -----------
                                                                   -----------

            See notes to condensed consolidated financial statements.
                                       1

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                Nine Months Ended
                                                                 March 31,                         March 31,
                                                          2002               2001           2002               2001
                                                       -----------------------------     -----------------------------
Revenue:
     Net sales                                         $    208,000     $     53,000     $    360,000     $    159,000
     Rental income                                            2,000                -            6,000                -
                                                       ------------     ------------     ------------     ------------
                                                            210,000           53,000          366,000          159,000
Cost of sales                                               103,000           23,000          166,000           67,000
                                                       ------------     ------------     ------------     ------------
Gross profit                                                107,000           30,000          200,000           92,000
                                                       ------------     ------------     ------------     ------------

Selling, general and administrative expenses:
     Salaries and wages                                     253,000          165,000          720,000          379,000
     Legal, accounting and other
        professional expenses                                72,000          226,000          339,000          305,000
     Stock based compensation                               137,000                -          587,000                -
     Other                                                  203,000          251,000          720,000          507,000
                                                       ------------     ------------     ------------     ------------
                                                            665,000          642,000        2,366,000        1,191,000
                                                       ------------     ------------     ------------     ------------

Loss from operations before other
   (expense) income and extraordinary item                 (558,000)        (612,000)      (2,166,000)      (1,099,000)
                                                       ------------     ------------     ------------     ------------

Other (expense) income:
     Impairment loss on investment in Corbett
        Water Technologies, Inc.                                  -                -       (1,226,000)               -
     Amortization of debt discount                                -                -                -         (694,000)
     Interest expense                                             -          (11,000)               -         (114,000)
     Interest income                                         30,000           17,000          105,000           17,000
     Other income                                                 -                -          100,000                -
                                                       ------------     ------------     ------------     ------------
                                                             30,000            6,000       (1,021,000)        (791,000)
                                                       ------------     ------------     ------------     ------------

Loss before extraordinary item                             (528,000)        (606,000)      (3,187,000)      (1,890,000)
Accretion of redemption amount of
   redeemable common stock                                        -                -                -            4,000
                                                       ------------     ------------     ------------     ------------
Loss attributable to common stockholders before
   extraordinary item                                      (528,000)        (606,000)      (3,187,000)      (1,894,000)
Extraordinary item - Loss on extinguishment of
   debt                                                           -                -                -          159,000
                                                       ------------     ------------     ------------     ------------
Net loss attributable to common stockholders           $   (528,000)    $   (606,000)    $ (3,187,000)    $ (2,053,000)
                                                       ------------     ------------     ------------     ------------
                                                       ------------     ------------     ------------     ------------
Net loss per common share - basic and diluted:
     Loss attributable to common stockholders
        before extraordinary item                      $      (0.06)    $      (0.09)    $      (0.40)    $      (0.32)
     Extraordinary item - Loss on extinguishment
        of debt                                                   -                -                -            (0.03)
                                                       ------------     ------------     ------------     ------------
Net loss available to common stockholders              $      (0.06)    $      (0.09)    $      (0.40)    $      (0.35)
                                                       ------------     ------------     ------------     ------------
                                                       ------------     ------------     ------------     ------------
Weighted average shares outstanding -
   basic and diluted                                      8,240,000        7,112,000        8,032,000        5,876,000
                                                       ------------     ------------     ------------     ------------
                                                       ------------     ------------     ------------     ------------

            See notes to condensed consolidated financial statements.
                                       2

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	                           (Unaudited)

                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                     2002             2001
                                                                                  -----------------------------
Cash flows from operating activities:
Net loss                                                                          $ (3,187,000)    $ (2,049,000)
Adjustment to reconcile net loss to net cash used in operating activities;
   Impairment loss on investment in Corbett Water Technologies, Inc.                 1,226,000                -
   Stock based compensation                                                            587,000                -
   Interest expense, related to amortization of discount on debt for fair
      value of stock warrants issued                                                         -          853,000
   Depreciation and amortization                                                        41,000           36,000
Changes in:
   Accounts receivable                                                                  (2,000)               -
   Accrued interest receivable                                                          18,000                -
   Prepaid expenses and other current assets                                            30,000         (305,000)
   Inventories                                                                         (19,000)         (28,000)
   Security deposits                                                                         -           (2,000)
   Accounts payable                                                                    304,000         (209,000)
   Accrued expenses                                                                    270,000          (99,000)
   Customer deposits                                                                    32,000
   Accrued interest payable                                                                  -         (163,000)
                                                                                  ------------     ------------
      Net cash used in operating activities                                           (700,000)      (1,966,000)
                                                                                  ------------     ------------

Cash flows from investing activities:
   Investments in notes receivable                                                           -       (1,800,000)
   Collections on notes receivable                                                     513,000
   Purchase of property and equipment                                                   (4,000)         (12,000)
                                                                                  ------------     ------------
      Net cash provided by (used in) investing activities                              509,000       (1,812,000)
                                                                                  ------------     ------------

Cash flows from financing activities:
   Net proceeds from sale of stock in initial public offering                                -        4,667,000
   Proceeds from notes payable-private loan offering                                         -          200,000
   Loans and advances from officers, stockholders and others, net                       (4,000)          (5,000)
                                                                                  ------------     ------------
      Net cash provided by (used in) financing activities                               (4,000)       4,862,000
                                                                                  ------------     ------------
Increase (decrease) in cash                                                       $   (195,000)    $  1,084,000
Cash, beginning of period                                                              298,000            2,000
                                                                                  ------------     ------------
Cash, end of period                                                               $    103,000     $  1,086,000
                                                                                  ------------     ------------
                                                                                  ------------     ------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                         $          -     $    234,000

Supplemental schedule of non-cash investing and financing activities:
   Note payments of principal and interest made by management with their
      shares of the Company's common stock                                        $    251,000     $          -
Issuance of common stock in connection with investment                            $  1,500,000     $          -
Issuance of common stock and warrants for services to the company                 $    525,000     $          -
Debt discount arising from issuance of warrants                                   $          -     $    834,000
Contribution of accrued salaries to capital                                       $    218,000     $    214,000
Common stock warrants exercised through retirement of notes payable               $          -     $  1,295,000
Conversion of note payable into common stock                                      $          -     $    500,000
Reduction of principal payments on notes                                          $    218,000     $          -
Issuance of common stock to acquire subsidiary                                    $  1,000,000     $          -
Issuance of common stock to satisfy indebtedness of acquired subsidiary's
   vendors                                                                        $    189,000     $          -


            See notes to condensed consolidated financial statements.
                                       3

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2002 and 2001 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997. The Company's principal business objective is to operate in the water purification business.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of Water Science Technologies, Inc., acquired March 19,2002, have been included in the accompanying financial statements for the period of ownership.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain items in these condensed consolidated financial statements have been re-classified to conform to the current period presentation. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2001.

NOTE B - NOTES RECEIVABLE

     At March 31, 2002, the notes receivable consist of $50,000 from a non-affiliated party and $983,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing September 16, 2001 were restructured into twelve-month installment notes with the first installment due October 16, 2001. At the time of the restructuring, the Company received all interest payments due through the September restructuring date. As of March 31, 2002 the notes are current. The October through December, 2001 payments of principal and interest were paid in cash. The January through March 2002 payments were made by management of the Company under their personal guarantees, by returning as payment on the notes 82,422 of their shares of Company common stock valued at $251,000.
Such shares have been recorded as treasury stock at March 31, 2002. Additionally, the Audit Committee of the Board of Directors resolved to reduce $218,000 of principal payments under management's guarantees, in an amount equal to accrued and unpaid salaries contributed by management to the capital of the Company. The Company has recorded an adjustment, during the year ended June 30, 2001, to reflect a reduction in the estimated fair value of these notes of $365,000. An unsecured note, in the amount of $175,000, maturing on October 25, 2001 was extended to January 24, 2002 after payment of interest due and a principal payment in the amount of $18,000. The note was further extended to July 22, 2002 after payment of interest due and a principal payment in the amount of $50,000. The remaining note, in the amount of $50,000, is unsecured and matured in March 2002. Interest receivable at March 31, 2002 amounted to $4,000 from a non-affiliated party and $2,000 from a non-director/employee stockholder.

NOTE C - INVENTORIES

	Inventories consist of the following:
               Raw materials                               $     158,000
               Work in progress                                   13,000
               Completed product                                   6,000
                                                           -------------
                                                           $     177,000
                                                           -------------
                                                           -------------

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2002 and 2001 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

	Property and equipment is summarized as follows:
               Furniture and fixtures                      $      35,000
               Equipment - office                                 94,000
               Machinery and equipment                           120,000
               Rental units                                       10,000
               Leasehold improvements                             10,000
                                                           -------------
                                                                 269,000
               Less accumulated depreciation                     198,000
                                                           -------------
                                                           $      71,000
                                                           -------------
                                                           -------------

NOTE E - NOTES PAYABLE-PRIVATE LOAN OFFERINGS

     On December 11, 2000 the holders of private loan offering warrants agreed to exercise all of their 1,295,000 warrants upon the effectiveness of the initial public offering. The offering was declared effective, although not traded, on December 13, 2000. The settlement of the exercise price was realized through the retirement of all $1,295,000 of the notes payable-private loan offering.

     Interest expense (excluding amortization of debt discount) during the nine months ended March 31, 2002 and 2001 amounted to $-0- and $57,000 respectively. During the nine months ended March 31, 2001, amortization of the debt discount amounted to $681,000. The remaining unamortized debt discount at December 13, 2000, in the amount of $159,000, was treated as an extraordinary loss from extinguishment of debt.

NOTE F - NOTE PAYABLE-UNION LABOR LIFE INSURANCE COMPANY

     On January 11, 1999, the Company closed a $500,000 note and warrant purchase agreement with the Union Labor life Insurance Co. ("ULLICO"). Under the terms of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, using the Black-Scholes valuation method. Such amount was amortized to interest expense over the six-month term of the note. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30, 2000 in the amount of $26,000, was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded debt discount based upon the estimated value of the warrants totaling $39,000. The Warrants were valued utilizing the Black-Scholes valuation method. On July 27, 2000, the note's maturity was extended to October 31, 2000 and was subsequently extended to March 31, 2001. During the nine months ended March 31, 2001 amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $-0- and $53,000 during the nine months ended March 31, 2002 and 2001 respectively.

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 2002 and 2001 (Unaudited)

NOTE G - EQUITY TRANSACTIONS

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

     In connection with a financial consulting agreement, on June 30, 2001 the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000. As a result of the cancellation and non-refundable provisions the value of these warrants is being amortized over the six-month period beginning June 1, 2001. Amortization amounted to $309,000 during the nine months ended March 31, 2002.

     On August 16, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a three-year term. As compensation under the agreement, the Company granted warrants to purchase 75,000 shares of common stock at an exercise price of $4.40 per share, whose total fair value is estimated at approximately $110,000. Amortization amounted to $23,000 for the nine months ended March 31, 2002.

     On September 26, 2001, the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six month term. As compensation under this agreement, the Company issued 10,000 shares of common stock, valued at $34,000, and warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose fair value is estimated at approximately $79,000. Amortization of the stock and warrants amounted to $113,000 for the nine months ended March 31, 2002.

     On October 9, 2001 the Company entered into distribution and joint venture agreements with two privately held companies. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company acquired 15% of a privately held company in exchange for 451,807 shares of common stock of the Company valued at $1,500,000, adjusted for a one time impairment loss of $1,226,000. The Company applies the cost method to accounting in connection with this 15% investment. The Company granted warrants (100,000, 100,000, and 100,000 at exercises prices of $5.00, $6.00, and
$7.00 per share respectively) in connection with the distribution agreement valued at approximately $177,000. Amortization of the warrants amounted to $18,000 for the nine months ended March 31, 2002. In connection with the joint-venture agreement, the agreement was modified and Aquacell's initial ownership of 45% was reduced to 19% ownership of all net profits, with no responsibility for funding any of the manufacturing or marketing costs, with the remaining 81% owned by the other privately held company.

     On October 9, 2001 the Company entered into a consulting agreement for nonexclusive services related to corporate strategies and other matters. The agreement is for a six-month term. As compensation under this agreement, the Company issued 10,000 shares of common stock and 100,000 warrants (50,000 and 50,000 at exercise prices of $4.50 and $5.50, respectively), whose value is estimated at approximately $125,000. Amortization of the stock and warrants amounted to $125,000 for the nine months ended March 31, 2002.

     All of the warrants issued in connection with the transactions described above contain a callable provision.

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       March 31, 2002 and 2001 (Unaudited)

NOTE G - EQUITY TRANSACTIONS (Continued)

     On March 19, 2002, in connection with its acquisition of Water Science Technologies, Inc. (WST), the Company issued to the shareholders of WST $1,000,000 of the Company's common stock, or 203,252 shares at a price of $4.92, as calculated by taking the average closing price of AquaCell common stock on the five business days immediately preceding the signing of the agreement on October 23, 2001. In addition, the Company agreed to accept consents representing approximately 55% of the aggregate vendor debt in stock. The Company issued 55,337 shares of its common stock as calculated taking the average closing price of AquaCell common stock for five days immediately preceding the closing on March 19, 2002 of $3.43. The Company recorded goodwill in the amount of $1,300,000 from this transaction and in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", has recorded no amortization.

     On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place at July 1, 2000, unaudited consolidated net revenues, net loss, and loss per share for the three months and nine months ended March 31, 2002 would have been approximately $322,000, $570,000, and $.07, and approximately $712,000, $3,327,000 and $.40 respectively; and for the three months and nine months ended March 31, 2001 would have been approximately $401,000, $584,000, and $.08, and approximately $1,058,000, $2,037,000 and $.33, respectively.

     On March 31, 2002 three officers/stockholders contributed $218,000 of accrued salaries to additional paid-in capital.

     On March 31, 2002 three officers/stockholders of the Company returned 82,422 shares of their AquaCell common stock, valued at $251,000 to make payments, under personal guarantees in connection with installment notes receivable. Such shares have been recorded as treasury stock at March 31, 2002. In addition, the Audit Committee of the Board of Directors resolved to reduce note payments guaranteed by the officers in the amount of $218,000, the cash equivalent of the accrued and unpaid salaries contributed by the officers to the capital of the Company.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

     On June 1, 2001, the Company entered into a financial consulting agreement with a registered broker-dealer. The agreement provides for a fee consisting of $1,000 per month over a five-year period and the grant of warrants (see Note G). The agreement also provides the option to prepay all or a portion of the fee on a non-refundable basis and either party may terminate the agreement after six months upon written notice. The Company has prepaid $20,000 of the fee for the entire five-year period. As a result of the cancellation and non-refundable provisions, the value of these warrants was amortized over the six-month period beginning June 1, 2001.

     In connection with the acquisition of WST, the Company entered into a five-year lease for the rental of space in Tempe, Arizona at a minimum annual rental of $45,000.

     The Company entered into a five-year employment contract with one of the officers of WST. The contract calls for a minimum annual salary of $100,000 to take effect July 1, 2002.

                   AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2002 and 2001 (Unaudited)

NOTE I - IMPAIRMENT LOSS ON INVESTMENT IN CORBETT WATER TECHNOLOGIES, INC.

     In connection with our 15% investment in Corbett Water Technologies, Inc., the Company was required to take a one-time impairment loss of $1,226,000 in accordance with generally accepted accounting principles (GAAP), as contained in the provisions of SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

NOTE J - OTHER INCOME

     Other income represents fees earned for an extensive training seminar in connection with the Company's products, presented to our marketing partner Corbett Water Technologies, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by the Company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the Company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

     The following discussions and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     For the nine-months ended March 31, 2002, we have seen significant incremental growth from quarter-to-quarter, as well as a significant increase in revenue in comparison to the corresponding quarters from the previous year. AquaCell revenue, exclusive of Water Science Technologies, for the nine-month period increased by 118% over the nine-month period ended March 31, 2001, while revenue for the quarter-ended March 31, 2002 reflected an increase of 262% in comparison to revenue for the same period last year.

     This increase in revenues is attributed to the marketing programs implemented by AquaCell following the completion of its initial public offering, and is primarily attributable to the Purific Water Cooler sales efforts of our partner, Corbett Water Technologies (Corbett Water). Corbett Water has hired the top-producing salesmen from the nation's leading bottled water suppliers in key markets for sales of the Purific system. Corbett Water's ability to hire these top-level sales persons is directly related to the strength of AquaCell's patented product, providing a permanently attached five-gallon bottle on the top of a water cooler that automatically refills itself with freshly purified water. Corbett Water, which only sells and distributes our systems, will continue to roll out its strategic plan and open up additional key markets as they hire individuals who meet their stringent criteria.

     Under our sales and marketing agreement, our incremental sales and marketing expenses are eliminated and we will receive 15% of the net income of Corbett Water.

     In accordance with generally accepted accounting principles (GAAP), as contained in SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", because Corbett Water was a newly formed company and since no appraisal had been done, we had no way of determining appraised value for our 15% investment in Corbett Water. Accordingly, during the nine-month period we were required to recognize a one-time impairment loss in the amount of $1,226,000. We have already begun to see the benefits of our strategic partnership with Corbett Water, and believe that our agreement places AquaCell in a unique and strong position for future growth and enhancement of shareholder value. We are of the opinion that future revenues and our 15% share of the net income of Corbett Water will benefit AquaCell and validate the decision of management in making this investment, despite the fact that we were forced to recognize the impairment.

     In accordance with our agreement with Corbett Water, we will continue to directly sell to government entities through our GSA contract, our Roto-Rooter program and certain retailers, as well as continue to sell to and support our current customers, including Morgan Stanley, Bear Stearns, Merrill Lynch, Lockheed Martin, United Technologies, Honeywell, Household Finance, Philip Morris, Kraft Foods, Xerox, Duke Energy, Pacific Gas and Electric and other smaller companies.

       At March 31, 2002 the Company's backlog amounted to $381,000. Additional orders received subsequent to March 31, 2002 amounted to $685,000.

       In maintaining our "just in time" inventory policy, the Company's Global Water AquaCell subsidiary turned its inventory one time during the three months ended March 31, 2002 and maintained an inventory of approximately $100,000.

       On October 23, 2001 we signed an agreement to acquire Arizona based Water Science Technologies, Inc. (WST) for consideration consisting solely of common stock with a value of $1,000,000 and closed this transaction on March 19, 2002 AquaCell's management believes that the water industry's rapid growth is going to continue and that the acquisition of WST puts us in a position to capitalize on and increase our presence in the water industry, having now expanded our product base and allowing us to no longer be a one product company. We believe this acquisition will increase shareholder value as we streamline the product offerings and begin to implement plans for WST's growth.

       WST provides a wide range of products and services for water purification and treatment, through systems capable of treating from ten, to millions of gallons of water per day to address industrial, commercial, institutional and residential needs. WST has designed and manufactured systems installed around the world for a broad-range of applications and companies such as Intel, Motorola, National Semiconductors, General Motors, Nissan, Honeywell, and
Smith Foods.

Results of Operations

       During the three months ended March 31, 2002 we began implementing our marketing strategies with Corbett Water. For the three months ended March 31, 2002 consolidated revenues, excluding WST, were $192,000 representing an increase of 262% over the comparable period of the prior year. For the nine months ended March 31, 2002 consolidated revenues were $348,000, excluding WST, representing an increase of 119% over the comparable period of the prior year. Gross profit, excluding WST, was 57% for the nine months ended March 31, 2002 as compared to 58 % for the same period of the prior year as a result of anticipation taken by Corbett Water.

       Net loss for the three months ended March 31, 2002 decreased to $528,000 or $.06 per share as compared to $606,000 or $.09 per share for the same period of the prior year despite an increase in staff and other operating expenses.

       Net loss for the nine months ended March 31, 2002, including WST, was $3,187,000 or $.40 per share as compared to $2,053,000 or $.35 per share for the same period of the prior year. As discussed in the Overview section of this Management Discussion and Analysis, for the nine months ended March 31,2002 GAAP rules compelled the Company to record a one-time impairment loss on investment in the amount of $1,226,000 or $.15 per share for its investment in Corbett Water. Absent this one time charge, the loss for the nine months ended March 31, 2001 would have been $1,961,000, or $.25 per share. Of this amount, operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $41,000 were $1,399,000 $.17 per share for the nine months ended March 31, 2002 as compared to $850,000 or $.15 per share for the comparable nine months of the prior year. Of the current period operating expenses, $467,000 or $.06 per share represented the cost of increased staff, primarily in manufacturing, sales and marketing, $48,000 or $.01 per share represented expenses directly related to functions of being a public company which we did not incur in the previous year and $18,000 represented the amortization of warrants issued in connection with the distribution agreement with Corbett Water.

       Also included in the loss was $339,000 or $.04 per share representing legal, accounting and other professional expenses for the nine months ended March 31, 2002 compared to $305,000 or $.05 per share for the nine months ended March 31, 2001. The loss also included $587,000 or $.07 per share of stock based compensation representing the amortization of common shares and warrants issued in connection with consulting agreements, primarily for investment banking purposes. Of the $587,000, $511,000 represents amortization in connection with warrants. If exercised, these warrants could provide additional capital of up to $3,970,000 to the

Company. The increase in legal, accounting and other professional expenses also includes $236,000 or $.03 per share attributed to the issuance of marketing and consulting agreements primarily for the operating subsidiary put in place after the completion of the initial public offering.

       There was no amortization of debt discount for the nine-month period ended March 31, 2002 because the warrants issued in connection with the notes payable were exercised and converted to equity through the retirement of the notes in December, 2000, as compared to $853,000 for the nine months ended March 31, 2001 including $159,000 written off as a loss on extinguishment of debt.
The Company incurred no interest expense during the nine-month period ended March 31, 2002 as compared to $114,000 for the nine months ended March 31, 2001, and recognized interest income of $105,000 on notes receivable for the nine months ended March 31, 2002.

Liquidity and Capital Resources

       During the nine months ended March 31, 2002 we financed our operations from the proceeds of the initial public offering and the receipt of principal and interest totaling $596,000 received from collection on notes receivable. A net repayment of officer loans amounted to $4,000 during the period.

       Cash used by operations during the nine months ended March 31, 2002 amounted to $700,000. Net loss of $3,187,000 was reduced by a non-cash one-time impairment loss on investment for our investment in Corbett Water, as discussed in the Overview section of this Management Discussion and Analysis, in the amount of $1,226,0000, non-cash stock based compensation in the amount of $587,000 and depreciation and amortization of $41,000. Cash used by operations was further decreased by accounts payable, accrued expenses and customer deposits in the amount of $606,000. Net loss was further decreased by net changes in accounts recievable, accrued interest receivable, prepaid expenses and inventories amounting to $27,000.

	We have granted warrants, subsequent to our initial public offering in connection with consulting and marketing agreements that may generate additional capital of up to approximately $5,700,000 if exercised.

       Cash provided from investing activities during the nine months ended March 31, 2002 represented principal collections on notes receivable of $513,000 reduced by expenditures for property and equipment in the amount of $4,000.

       All payments of principal and interest through March 31, 2002 have been made on the $1,750,000 notes receivable that were restructured into installment notes.

       Management believes that the future collections on notes receivable and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

                         Part II.  Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

				None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the period covered by this Report on Form 10-QSB the following reports on Form 8-K were filed:

     February 5, 2002 - Changes in Registrant's Certifying Accountant March 19, 2002 - Acquisition of Water Science Technologies, Inc.







                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AquaCell Technologies, Inc.
                                             ------------------------------
                                             Registrant



Date: May 14, 2002		             /s/ Gary S. Wolff
                                             ------------------------------
	                                         Gary S. Wolff
	                                         Chief Financial Officer