Form 10KSB
period 2002-06-30
AQUACELL TECHNOLOGIES INC
filed 2002-09-30
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from        to


                         Commission File Number 1-16165


                           AQUACELL TECHNOLOGIES, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)


                 Delaware                                33-0750453
--------------------------------------------------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


10410 Trademark Street, Rancho Cucamonga, CA               91730
--------------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)


Issuer's telephone number:  (909) 987-0456

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

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the 2002 Annual Meeting of Shareholders, which will be filed by the issuer within 120 days after the close of its fiscal year.

   State issuer's revenues for its most recent fiscal year:  $1,049,000

   As of September 18, 2002, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the American Stock Exchange) held by non-affiliates of the issuer was $4,320,871.

   At September 30, 2002, 8,601,224 shares of issuer's Common Stock were outstanding.


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

   AquaCell Technologies, Inc. (the "Company") is engaged in the manufacture and sale of products for water filtration and purification through our operating subsidiaries, Global Water-Aquacell, Inc. and Water Science Technologies, Inc.
(WST). Our products address various water treatment applications for industrial, commercial, institutional and residential purposes. These applications range from providing purified drinking water- through our point-of-use patented self-filling Purific (registered) Water Cooler and production of water bottling plant equipment- to equipment for processing water for ultra-pure purposes, such as micro-chip and pharmaceutical manufacturing. The Company was incorporated in Delaware on March 19, 1997.

   Our flagship product is our patented five-gallon self-refilling bottle Purific water cooler, manufactured by our Global Water-Aquacell subsidiary.
The various filtration systems available on our cooler contain different combinations of systems, which utilize sediment filters, reverse osmosis, carbon block, multi-media filters and ultra-violet light. We replace traditional five-gallon bottle water coolers with a permanently installed convenient alternative where the bottle never needs changing and water bottles no longer need to be delivered, stored or replaced. In addition, we replace water fountains where users tend to have greater concerns as to sanitation and water quality.

WATER PURIFICATION INDUSTRY BACKGROUND

   The highly fragmented water purification industry has thousands of companies involved in various capacities, including companies which design fully integrated systems for processing millions of gallons of water for municipal, industrial, and commercial applications, down to the independent water delivery route person.

   According to an article appearing in The Wall Street Journal, water supply businesses generate approximately $400 billion in revenue worldwide annually. Demand for water purification has continued to grow nationally and internationally due to economic expansion, scarcity of usable water, concern about water quality and regulatory requirements. One of the fastest growing segments of the industry is the drinking water segment, including point-of-use filtration systems for providing purified drinking water and bottled drinking water.

U.S. DRINKING WATER ANALYSIS

   While many consumers use water filtration systems and drink bottled water for improved taste, there are other more important reasons to do so.

   Risks of Tap Water. Tap water, regardless of its source, may contain certain contaminants that can affect one's health. Although municipalities are required to provide drinking water which complies with the Safe Drinking Water Act, the water supplied to homes from municipalities may contain startling levels of chlorine in addition to bacteria, toxins and parasites. Although the water may be purified upon leaving the treatment facility, impurities may be picked up from the pipes used to transfer it to the tap. Lead may also leach into the water from pipes, especially in older construction.

   In the United States, water quality is being compromised by pollution, aging municipal water systems, and contaminated wells and surface water. According to an August 12, 2002 U.S. News and World Report article, researchers question whether Americans are getting sick from their drinking water far more often than is recognized. The report further states that the next five years will see more new rules than have been adopted in all the years since the enactment of the Safe Drinking Water Act in 1974.

   Cost estimates for upgrading municipal water systems in the United States range from $151 billion to $1 trillion, with projected costs as high as $6900 per household in some areas. Additionally, costs for protection stemming from potential terrorism will cost $450 million for Congressional ordered ulnerability studies, with an additional $1.6 billion needed for basic security at pumping stations and treatment plants.

   The awareness level of consumers of the potential hazards of drinking tap water is continuously increasing, and we believe that more educated consumers will be seeking to minimize such potential risks through the purchase of point-of-use filtration systems. An article appearing in the September 2002 Water Technology magazine, included predictions from point-of-use experts on the industry's future. The article includes statements that the home water treatment market will grow from its current 15 percent penetration to near 100%, with every home having a point-of-use water drinking water system within the next 20 years, as point-of-use equipment will become a regular solution to some municipal water quality problems.

   Risks of Bottled Water. While some people have resorted to drinking bottled water as a safe alternative to tap water, even bottled water can contain impurities. In February 1999, the Natural Resources Defense Council released an extensive four year scientific study of bottled water sold in the United States, titled "BOTTLED WATER: Pure Drink or Pure Hype?" This study included testing of more than 1000 bottles of 103 brands of bottled water. One- third of the bottled waters tested were found, in at least one test sample, to contain levels of contamination that exceeded allowable limits under either state or bottled water standards. Contaminants found in the bottled waters included synthetic organic chemicals, bacteria and arsenic. The study further revealed that, according to government and industry estimates, 25% to 40% of bottled water is just tap water- sometimes with additional treatment, sometimes not. The conclusion of the study was that bottled water is not necessarily any better regulated, purer, or safer than most tap water.

OUR GLOBAL WATER-AQUACELL, INC. SUBSIDIARY

   Our flagship product is our patented PURIFIC (registered) Water Cooler. The Purific cooler is hooked up to a standard municipal water supply. The water is filtered and purified through multiple step systems and the treated water then automatically and continuously fills the permanently attached five gallon bottle on the cooler. Our patents pertain to the attachment of the bottle to the cooler, and the float valve in the bottle, providing the automatic refilling.

   The filtration systems available on the Purific cooler vary in complexity; however, each system contains the proprietary multi-stage Aquacell Multi-Media Filter set. These unique multi-media filters contain various medias known to filter certain impurities from water, including activated carbon, activated alumina, KDF (registered) and Environmental Protection Agency (EPA) registered silver impregnated carbon, used to prohibit bacterial growth, a common problem
with simple carbon filters.   EPA registration is given to a product only after
evidence is submitted to validate that the labeling claims are true and that it does not impart over 50 ppb of silver to the treated water. EPA registration is an important selling aid, as it makes the customer aware that the product is established and reliable. The Aquacell was also involved in a study performed by the EPA for effectiveness in removing various waterborne contaminants.

Purific Cooler Models:

   We manufacture five different models of Purific water coolers with varying complexity of filtration systems, designed to meet the needs of the customers to which they are sold.

   Purific 2001 - The Purific 2001 is equipped with our most comprehensive triple purification and filtration system designed to protect against
potentially harmful foreign contaminates in drinking water.   The system
features a pressure regulator and water monitor with an enclosed filtration case that also serves as a leak detector with an automatic shutoff system. The target market is corporations seeking the best possible water purification system in light of the events of September 11, 2001.

   Purific 500 - Our best selling system is equipped with the Aquacell multi media and carbon block filtration in addition to either ultraviolet light or reverse osmosis. The system includes a pressure regulator and water monitor. The target market is Fortune 1000 companies. Our filtration systems on this unit have been tested and validated by the Water Quality Association (WQA), which is a trade association comprised of 2,600 members in the household, commercial, industrial and small system water treatment industry, and has earned the WQA Gold Seal of Approval.

   Purific 300 - The Purific 300 combines Aquacell multi-media filtration with either ultraviolet light or reverse osmosis. The target market is mid-size companies who have moderate monthly bottled water bills.

   Purific 100 - A basic Aquacell multi-media filtration combined with a sediment filter comprises the filtration system. The target market is small companies, or those seeking to primarily just improve the taste of the tap water.

   Purific 50 - Designed for the retail consumer market, the Purific 50 provides Aquacell multi-media filtration.

   Replacement Filters - We also sell replacement filters for our Purific water coolers. The filtration systems on our patented water coolers require replacement after 2,000 gallons of water have passed through the system or after one year from the date of installation, whichever comes first. We contact our customers on an regular basis to facilitate timely replacement of filters. Customers with high water usage often stock replacement filters. The revenue from replacement filters will be significant and will increase from year to year as we sell more water coolers and other systems.

Advantages of the Purific Water Cooler

   The Purific cooler's main advantages over bottled water are Cost, Convenience and Quality. Since the tragic events of September 11, 2001 an additional benefit of the Purific cooler has emerged, and that is the Security aspect of
eliminating potential risk of bottled water deliveries.   Benefits of Purific
include:

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

   . No delivery problems. Deliveries of bottled water can disrupt office operations, as well as pose potential security risks. Additionally, in large office buildings wait time for freight elevators can delay bottled water delivery by several hours, further adding to the inconvenience of bottled water delivery.

   . Freshly filtered and purified water. The quality of bottled water varies greatly depending upon the source and whether or not it is filtered or purified. Also, water which has been stored in certain areas can absorb taste and odor through the bottle. The water in our Purific water cooler maintains its freshness as it is constantly being replenished.

Marketing of the Purific Water Cooler

   In October 2001, we signed a marketing agreement with Corbett Water Technologies, Inc., a subsidary of S&B Technical, Inc., (CWT) for US marketing and distribution of our Purific water coolers. CWT's sole business is distribution of Purific coolers. Under the terms of the agreement, we own 15% of Corbett Water Technologies, with the balance being owned by S&B Technical Products.

   Beginning in January 2002, CWT built a sales force through the recruiment of experienced sales personnel from the largest bottled water delivery companies for sales of Purific coolers, and will continue to increase in size as additional sales people are recruited.

   AquaCell and S&B Technical have also signed a joint venture agreement for sales and manufacturing of Purific coolers outside the United States.

   In June 2002, we signed a distribution agreement with Connecticut Water Service, an investor-owned public water utility. Connecticut Water markets our Purific cooler to its customers in Connecticut and other areas in New England. Once this program is operating fully, it will be rolled out to other water utility companies across the country.

   Prior to signing these agreements, we sold our Purific coolers directly to corporations, with an emphasis on Fortune 500 headquarter locations and the US Government under a General Services Administration contract, to which we continue to sell directly. Additionally, we have an arrangement with Roto-Rooter Plumbers for the installation and sales of our Purific coolers. We intend to maintain a small in-house sales force and rely on our marketing partners for most of our sales.

OUR WATER SCIENCE TECHNOLOGIES, INC. SUBSIDIARY

   In March 2002, AquaCell closed on its acquisition of Water Science Technologies (WST), a Tempe, Arizona based manufacturer of integrated water purification and treatment systems. WST is a wholly owned subsidiary of AquaCell.

   WST operates as a manufacturer of custom designed systems to meet a variety of water purification and treatment needs. The company will continue to manufacture certain custom systems for various applications, and additionally, management intends to develop targeted product lines for four specific markets, which we believe will position WST for long-term growth.

   The first area of concentration is purification and bottling systems for water bottling plants, both foreign and domestic. Bottled water is the fastest growing segment of both the beverage industry and the water industry. WST has manufactured numerous systems for bottling plants installed throughout the US, and Central and South America including systems for brands such as Culligan, O Premium, and numerous private-label supermarket brands.

   The second area of concentration will be on systems to treat water for car washes, providing environmentally friendly recycling and discharge, as well as spot-free rinse. We currently supply such systems for use in car washes in a regional southwest area, and will look to expand the program throughout the US.

   The third product line will encompass the restaurant and food service industry, providing protection of equipment and more consistent quality of food.

   The fourth product line will target emergency drinking water systems, including the recently designed portable system capable of converting swimming pool water into drinking water.

   We anticipate that these product lines will be marketed by marketing partners with expertise in the corresponding industries.

OUR AQUACELL MEDIA, INC. SUBSIDIARY

   In October 2001, we formed a new subsidiary, dedicated to the selling of advertising space on the bottle label of the permanently attached five-gallon bottle of our patented self-filling Purific (registered) Water Cooler.

   We are in effect creating a water cooler billboard. Since the water cooler is a known congregating location, we believe it is the perfect venue for advertisers. The benefits to advertising on the Purific bottle label include a high level of viewing frequency; no clutter from competing ads; and long viewing time - since pages can't be turned, there is no channel surfing or mouse clicking; and, it is inexpensive.

   Since the bottle is permanently attached to the water cooler, the label - which can be changed intermittently to coincide with advertising campaigns - remains intact. The program will be rolled out to encompass targeted industries such as health care, brokerage firms, travel agencies, salons, schools and universities.

   No operations were commenced during the year ended June 30, 2002.

Customers

   Our Global Water customers currently include companies across a broad range of industries including investment banking, consumer products, aerospace, entertainment, banking, brokerage houses, manufacturing and insurance. Our customers also include professional service providers and governmental agencies. Our WST customers include a broad range of industries including water bottling, car washes, and various manufacturing facilities.

Production, Raw Materials and Supplies

   Our Products are manufactured in our 10,000 square foot manufacturing facility located in Rancho Cucamonga, California, and the WST 8,300 square foot facility located in Tempe, Arizona. Our California plant is located within a 100-mile radius of 95% of our suppliers allowing for just-in-time inventory. Our product has a low cost of manufacturing. In our Global Water-Aquacell subsidiary, less than 10% of product cost is in labor, allowing for high gross profit margins because our operations do not require a large full time employee base and, when needed, temporary employees are readily available.

   Our facility utilizes manufacturing processes that follow the guidelines of the Water Quality Association. The manufacturing process of our various products includes utilization of injection-molded parts, for which we own the molds. Multiple vendors have been identified as sources for parts and supplies for our products and we do not anticipate any shortages of such materials.

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

Government Regulation

   Federal, state, local and foreign environmental laws and regulations require substantial expenditures and compliance with water quality standards and impose liabilities for noncompliance. We believe that environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of our products. The treatment of drinking water in the United States is governed by the Safe Drinking Water Act. The 1996 amendments to the Act emphasize risk-based standards for contaminants in drinking water, afford small water supply systems operational flexibility and provide assistance to water system infrastructures through a multi- billion-dollar Drinking Water State Revolving Fund. The Fund program assists public water systems with the financing of the costs of drinking infrastructure that is necessary to achieve or maintain compliance with the Safe Drinking Water Act requirements and to protect public health. The Fund, patterned after the State Revolving Fund contained in the Clean Water Act, provides funding to the states to establish a renewable source of financing for drinking water infrastructure projects. The Fund program is designed to ensure that the drinking water supplies in the United States remain safe and affordable, and that systems that receive funding will be properly operated and maintained. Regulations under the Safe Water Drinking Act also established maximum containment levels for a wide variety of chemicals that may be present in drinking water treatment to meet applicable standards.

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

Competition

   The drinking water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies that have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors of our Global Water-Aquacell products include: bottled water brands such as Arrowhead, Deer Park, Poland Spring, and Sparkletts;
water filtration system manufacturers such as Culligan, which is owned by US Filter Corporation, Brita, which is owned by Clorox and Pur, which is owned by Proctor and Gamble; and flat-top point-of-use water cooler manufacturers such as Oasis, Cordley-Temprite, and Mutual of Omaha's innowave product. Competitors of our WST subsidiary include water filtration systems manufacturers such as US Filter, Ionics, and Osmonics.

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

Intellectual Property

   We own a United States and Canadian patent on our automatic-refilling purified bottle water cooler. These patents do not expire until November 20, 2006 and October 2, 2009, respectively. We have federally registered our Purific and Water Science Technologies International trademarks and have pending applications to federally register our "Never Change Another Bottle" logo and AquaCell marks. We also conduct business in California under the name Global Water Solutions, Inc. We intend to seek appropriate additional trademark or servicemark registrations in connection with our product and service offerings.

Research and Development

   We have not spent any material amount of money on research and development during the last two fiscal years.

Employees

   As of June 30, 2002, we had 27 employees. None of our employees are covered under collective bargaining agreements although we do have employement agreements with certain executives. Management believes we maintain a good relationship with our employees.

ITEM 2.  PROPERTIES.

   Our principal executive office and our 10,000 square foot Global Water-Aquacell manufacturing facility are located in Rancho Cucamonga, California under a five-year lease that commenced on January 1, 1999 and expires on December 31, 2003. That lease has an average annual base rent of $69,600. We also maintain an 8300 square foot WST manufacturing facility in Tempe, Arizona under a five (5) year lease that commenced on November 1, 2001 and expires on October 31, 2006. That lease has an average annual base rent of $55,900. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.

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

   None.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

   Period                            High ($)     Low ($)
   -----------------------------     --------     -------

   Fiscal 2003

        7/1/02 - 9/18/02........       1.10         0.78

   Fiscal 2002

        Fourth Quarter..........       3.04         0.83
        Third Quarter...........       4.18         2.95
        Second Quarter..........       5.25         3.25
        First Quarter...........       4.80         3.30

   Fiscal 2001

        Fourth Quarter..........       5.07         4.00
        Third Quarter...........       5.55         4.93

   On September 18, 2002, the last sale price of the Common Stock as reported by AMEX was $0.82. On September 18, 2002, there were 108 holders of record of the Company's Common Stock and, the Company believes, over 400 beneficial owners of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

   During the year ended June 30, 2002, the Company made the following sales of unregistered securities:


                                  Consideration Received and        Exemption
                                  Description of Underwriting or    From
Date     Title of        Number   Other Discounts to Market Price   Registration  If Option, Warrant or Convertible Security,
of Sale  Security        Sold     Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------

7/13/01  Options to      124,500  Option granted under              4(2)          Exercisable at $4.45 per share until 7/13/04 and
         Purchase                 1998 Incentive Plan-                            vesting over 3 year term.
         Common Stock             No cash received.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
5/7/02   Options to      135,000  Option granted under              4(2)          Exercisable at $1.15 per share.
         Purchase                 1998 Incentive Plan-                            60,000 exercisable immediately through 5/7/07,
         Common Stock		    No cash received.		                      75,000 exercisable through 5/7/07 and
                                                                                  vesting over a 5 year term.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
5/15/02  Options to      146,000  Option granted under              4(2)          All exercisable at $1.16 per share through
         Purchase                 1998 Incentive Plan-                            5/15/07 and vesting over a 5 year term.
         Common Stock		    No cash received.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
8/20/01  Warrants to      75,000  No cash received                  4(2)          All exercisable at $4.40 per share.
         Purchase                 until exercise.
         Common Stock
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
9/19/01  Warrants to     100,000  No cash received                  4(2)          50,000 exercisable at $4.50 per share and
         Purchase                 until exercise.                                 50,000 exercisable at $5.50 per share.
         Common Stock
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
9/19/01  Common Stock     10,000  Issued as compensation            4(2)          --
                                  under consulting agreement.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
10/9/01  Warrants to     400,000  No cash received                  4(2)          50,000 exercisable at $4.50 per share.
         Purchase                 until exercise.                                 50,000 exercisable at $5.50 per share.
         Common Stock		 		                                        100,000 exercisable at $5.00 per share.
                                                                                  100,000 exercisable at $6.00 per share.
                                                                                  100,000 exercisable at $7.00 per share.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
10/9/01  Common Stock     10,000  Issued as compensation            4(2)          --
                                  under consulting agreement.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
3/19/02  Common Stock	 258,589  Issued In exchange for all        4(2)	    --
                                  outstanding shares of Water
                                  Science Technologies, Inc. and
                                  forgiveness of $189,755 of the
                                  acquired company's debt.
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
5/16/02  Warrants to     100,000  No cash received                  4(2)          100,000 exercisable at $3.30 per share.
         Purchase                 until exercise.
         Common Stock
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
5/16/02  Common Stock	 120,000  Issued as compensation under      4(2)	    --
                                  consulting agreement
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
5/31/02  Warrants to      50,000  No cash received 	              4(2)	    All exercisable at $1.05 per share.
         Purchase                 until exercise.
         Common Stock
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
6/10/02  Warrants to     200,000  No cash received 	              4(2)	    100,000 exercisable at $3.00 per share.
         Purchase                 until exercise.                                 100,000 exercisable at $5.00 per share.
         Common Stock
-------  --------------  -------  --------------------------------  ------------  -------------------------------------------------
6/10/02  Common Stock	 100,000  Issued as compensation under      4(2)	    --
                                  consulting agreement
-------  --------------  -------  --------------------------------  ------------   -------------------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

   When used in this Form 10-KSB and in future filings by the Company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the Company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

   The following discussions and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

   For the year ended June 30, 2002, revenues were $1,049,000, an increase of $858,000 in comparison to the previous year's revenues of $191,000 or 449%. The increased revenues in comparison to the previous year showed incremental growth from quarter-to-quarter, as well as a significant increase in revenue in comparison to each corresponding quarter from the previous year. Our gross profit margin of our flagship Purific water cooler products, based on material and direct labor costs, was maintained at approximately 57%.

   This increase in revenues is a result of an increase in sales of Purific (registered) Water Coolers, primarily attributable to the efforts of our marketing partner, Corbett Water Technologies (Corbett Water), which occurred mainly in the third and fourth quarters, as well as the acquisition of WST, which contributed $382,000 to the revenues from the date of acquisition in March 2002. Corbett Water has hired the top-producing salesmen from the nation's leading bottled water suppliers in key markets for sales of the Purific system. Corbett Water, which only sells and distributes our systems, will continue to roll out its strategic plan and open up additional key markets as they hire additional salesmen.

   Under our sales and marketing agreement, our direct sales and marketing expenses were eliminated and we are entitled to receive 15% of the net income of Corbett Water.

   In accordance with generally accepted accounting principles (GAAP), as contained in SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", because Corbett Water was a newly formed company we used alternative means to determine the value of our 15% investment in Corbett Water. Accordingly, during the year ended June 30, 2002, we were forced to recognize an impairment loss in the amount of $1,226,000.
We have already begun to see the benefits of our strategic partnership with Corbett Water, and believe that our agreement places AquaCell in a unique and strong position for future growth and enhancement of shareholder value. We are of the opinion that future revenues and our 15% share of the net income of Corbett Water will benefit AquaCell and validate the decision of management in making this investment, despite the fact that we were forced to recognize the impairment.

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

   In October, 2001 we signed an agreement to acquire Arizona based Water Science Technologies, Inc. (WST) for consideration consisting solely of common stock with a value of $1,000,000 and closed this transaction on March 19, 2002. AquaCell's management believes that the water industry's rapid growth is going to continue and that the acquisition of WST puts us in a position to capitalize on and increase our presence in the water industry, having now expanded our product base and allowing us to no longer be a one product company. We believe this acquisition will increase shareholder value as we streamline the product offerings and begin to implement plans for WST's growth.

   In connection with the acquisition of WST, we recorded goodwill in the amount of $1,301,000. At June 30, 2002, in accordance with GAAP, as contained in SFAS-142, "Goodwill and Other Intangible Assets" we were forced to take an impairment loss of $187,000, despite the fact that WST sales for the initial quarter of ownership increased by 44% over the same period of the prior year and WST made a profit of $32,000 for the three months ended June 30, 2002.

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

   In June 2002, we signed a distribution agreement with Connecticut Water Service, an investor-owned public water utility. Connecticut Water markets our Purific cooler to its customers in Connecticut and other areas in New England. Once this program is operating fully, it will be rolled out to other water utility companies across the country.

Results of Operations

   For the year ended June 30, 2002 consolidated revenues were $1,049,000 compared to $191,000 for the year ended June 30, 2001, representing an increase of 449% over the prior year. Of this increase in revenues, $382,000 is attributable to the revenues of WST from the date of acquisition in March 2002.

   Net loss for the year ended June 30, 2002, including WST, was $3,804,000 or $0.47 per share as compared to $3,061,000 or $0.48 per share for the same period of the prior year. Adjusted for non-cash charges described below totaling $2,098,000, the current year loss would have been $1,706,000, or $0.21 per share. Non-cash charges for the prior year were $1,277,000 and the loss adjusted for those charges was $1,784,000, or $0.28 per share.

   As discussed in the Overview section of this Management Discussion and Analysis, for the year ended June 30, 2002 GAAP rules compelled the Company to record a one-time impairment loss on investment in the amount of $1,226,000 or $0.15 per share for its investment in Corbett Water, and an impairment loss on the goodwill from its WST acquisition of $187,000, or $0.02 per share. Absent these charges, the loss for the year ended June 30, 2002 would have been $2,391,000, or $0.29 per share. Of this amount, operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $57,000 were $1,949,000 or $0.24 per share for the year ended June 30, 2002 as compared to $1,312,000 or $0.21 per share for the comparable prior year.

   Also included in the loss was $467,000 or $0.06 per share representing legal, accounting and other professional expenses for the year ended June 30, 2002 compared to $521,000 or $0.08 per share for the year ended June 30, 2001.

   The loss also included $628,000 or $0.08 per share of stock based compensation representing the amortization of common shares and warrants issued in connection with consulting agreements, primarily for investment banking purposes. Of the $628,000, $548,000 represents amortization in connection with warrants. If exercised, these warrants could provide additional capital of approximately $5,100,000 to the Company.

   There was no amortization of debt discount for the year ended June 30, 2002 because the warrants issued in connection with the notes payable were exercised and converted to equity through the retirement of the notes in December, 2000, as compared to $853,000 for the year ended June 30, 2001 including $158,000 written off as a loss on extinguishment of debt. The Company incurred no interest expense during the year ended June 30, 2002 as compared to $116,000 for the year ended June 30, 2001, and recognized interest income of $126,000 on notes receivable for the year ended June 30, 2002 as compared to $56,000 for the year ended June 30, 2001.

Liquidity and Capital Resources

   During the year ended June 30, 2002 we financed our operations from the proceeds of the initial public offering and the receipts of principal and interest totaling $614,000 received from collection on notes receivable, as well as collections of receivables in the normal course of business. A net increase of related party loans amounted to $25,000 during the year.

   Cash used by operations during the year ended June 30, 2002 amounted to $789,000. Net loss of $3,804,000 was reduced by a non-cash impairment loss on investment for our investment in Corbett Water, as discussed in the Overview section of this Management Discussion and Analysis, in the amount of $1,226,000, a goodwill impairment loss on our acquisition of WST, as discussed in the Overview section, in the amount of $187,000, non-cash stock based compensation in the amount of $628,000, depreciation and amortization of $57,000 and provision for bad debts in the amount of $1,000. Cash used by operations was further decreased by accounts payable, accrued expenses, prepaid expenses
and inventories in the amount of $1,079,000.   Cash used by operations was
further increased by changes in accounts receivable and customer deposits amounting to $163,000.

   Management believes that the future collections on notes receivable, cash flows expected to be generated from future operations and through our credit facility agreement will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

   We have granted warrants, subsequent to our initial public offering in connection with consulting and marketing agreements that may generate additional capital of up to approximately $6,800,000 if exercised. There is no assurance that any of these warrants will be exercised and therefore, we may not realize any monies from that source.

   Cash provided from investing activities during the year ended June 30, 2002 represented principal collections on notes receivable of $498,000 reduced by expenditures for property and equipment in the amount of $6,000, and increased by the $25,000 cash balance of our acquired subsidiary.

   For the year ended June 30, 2002, payments of principal and interest in the amount of $987,000 have been made on the $1,750,000 notes receivable that were restructured into installment notes.

ITEM 7.  FINANCIAL STATEMENTS

   See Financial Statements beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	 ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Form 8-K filed February 12, 2002 incorporated by reference herein.



                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   See Item 12.

ITEM 10.  EXECUTIVE COMPENSATION.

   See Item 12.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  See Item 12.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Items 9, 10, 11, and 12 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2002 Annual Meeting of Stockholders.



                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits Filed: Form 8-K dated April 5, 2002 and Form 8-K/A dated May 30, 2002 incorporated by reference herein.

   (b) Reports on Form 8-K: Form 8-K dated April 5, 2002 and Form 8-K/A dated May 30, 2002.



                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 30, 2002		AQUACELL TECHNOLOGIES, INC.
					      (Registrant)

				  	      By: /s/ JAMES C. WITHAM
					      Name:   James C. Witham
					      Title:  Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures         Title                                 Date

/s/ James C. Witham     Chairman of the Board of Directors    September 30, 2002
    James C. Witham	and Chief Executive Officer
  	                  (Principal Executive Officer)

/s/ Karen B. Laustsen   Director and President	              September 30, 2002
    Karen B. Laustsen

/s/ Gary S. Wolff       Director and Chief Financial Officer  September 30, 2002
    Gary S. Wolff	      (and Principal Accounting Officer)

/s/ Glenn Bergenfield   Director	                          September 30, 2002
    Glenn Bergenfield

/s/ Dr. William DiTuro  Director	                          September 30, 2002
    Dr. William DiTuro









                           AQUACELL TECHNOLOGIES, INC.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page

REPORT OF INDEPENDENT AUDITORS ........................................F-1

FINANCIAL STATEMENTS

Consolidated  Balance  Sheet,  June 30,  2002 .........................F-2

Consolidated Statements of Operations for the years ended
   June 30, 2002 and 2001 .............................................F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
   for the years ended June 30, 2002 and 2001 .........................F-4

Consolidated Statements of Cash Flows for the years ended
   June 30, 2002 and 2001 .............................................F-5

Notes to Consolidated Financial Statements ............................F-7




                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors of
Aquacell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Aquacell Technologies, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquacell Technologies, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                      WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
September 27, 2002





                                      F-1

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2002

ASSETS
Current assets:
     Cash.........................................................$     51,000
     Notes receivable, including accrued interest of $ 25,000.....     545,000
     Accounts receivable, net of allowance of $4,000..............     191,000
     Inventories..................................................     102,000
     Prepaid expenses and other current assets....................     216,000
                                                                  -------------
          Total current assets....................................   1,105,000
                                                                  -------------

Property and equipment, net.......................................      63,000
Other assets:
     Goodwill.....................................................   1,114,000
     Investments..................................................     274,000
     Patents, net.................................................     120,000
     Security deposits............................................      17,000
     Total other assets...........................................   1,525,000
                                                                  -------------
                                                                  $  2,693,000
                                                                  -------------
                                                                  -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................$    718,000
     Accrued expenses.............................................     199,000
     Customer deposits............................................      16,000
     Loans payable to relatedparties..............................      29,000
                                                                  -------------
          Total current liabilities...............................     962,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $.00l;
  10,000,000 shares authorized; no shares issued
Common stock, par value $.001;
  40,000,000 shares authorized; 8,683,646 shares
     issued.......................................................       9,000
Additional paid-in capital........................................  13,041,000
Accumulated deficit............................................... (10,475,000)
                                                                  -------------
                                                                     2,575,000
Unamortized deferred compensation.................................    (593,000)
Treasury stock, 82,422 shares at cost.............................    (251,000)
                                                                  -------------
                                                                     1,731,000
                                                                  -------------
          Total stockholders' equity..............................$  2,693,000
                                                                  -------------
                                                                  -------------

   The accompanying notes are an integral part of these financial statements.
                                      F-2


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Year Ended June 30,
                                                                             -----------------------------
                                                                                 2002            2001
                                                                             -------------   -------------
Revenue:
  Net sales................................................................  $  1,042,000    $    185,000
  Rental income............................................................         7,000           6,000
                                                                             -------------   -------------
                                                                                1,049,000         191,000
Cost of sales..............................................................       565,000          82,000
                                                                             -------------   -------------
Gross profit...............................................................       484,000         109,000
                                                                             -------------   -------------
Selling, general and administrative expenses:
  Salaries and wages.......................................................       999,000         602,000
  Legal, accounting and other professional expenses........................       467,000         521,000
  Stock based compensation.................................................       628,000            -
  Other....................................................................     1,007,000         764,000
  Impairment loss on investment............................................     1,226,000            -
  Impairment loss on goodwill..............................................       187,000            -
  Reduction of notes receivable carrying amount to fair value..............          -            365,000
                                                                             -------------   -------------
                                                                                4,514,000       2,252,000
                                                                             -------------   -------------
  Loss from operations before other income (expense).......................    (4,030,000)     (2,143,000)
                                                                             -------------   -------------

Other income (expense):
  Amortization of debt discount............................................          -           (695,000)
  Interest expense.........................................................          -           (116,000)
  Interest income..........................................................       126,000          56,000
  Other income.............................................................       100,000            -
                                                                             -------------   -------------
                                                                                  226,000        (755,000)
                                                                             -------------   -------------
Net loss before extraordinary item.........................................    (3,804,000)     (2,898,000)
Accretion of redemption amount of redeemable common stock..................          -             (5,000)
                                                                             -------------   -------------
Net loss attributable to common stockholders before extraordinary item.....    (3,804,000)     (2,903,000)
                                                                             -------------   -------------
Extraordinary item - Loss on extinguishment of debt........................          -           (158,000)
                                                                             -------------   -------------
Net loss attributable to common stockholders...............................  $ (3,804,000)   $ (3,061,000)
                                                                             -------------   -------------
                                                                             -------------   -------------
Net loss per common share - basic and diluted:
  Net loss attributable to common stockholders before extraordinary item..   $      (0.47)   $      (0.46)
  Extraordinary item - Loss on extinguishment of debt.....................           -              (0.02)
                                                                             -------------   -------------
Net loss attributable to common stockholders..............................   $      (0.47)   $      (0.48)
                                                                             -------------   -------------
                                                                             -------------   -------------
Weighted average shares outstanding - basic and diluted...................       8,149,000       6,339,000
                                                                             -------------   -------------
                                                                             -------------   -------------


   The accompanying notes are an integral part of these financial statements.
                                      F-3


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


						           Common Stock
							  ------------------  Additional	Unamortized
					                Number     Par      Paid-in       Deferred     Accumulated   Treasury
                                            of Shares   Value     Capital     Compensation      Deficit      Stock         Total
                                            ---------  -------  ------------  ------------  -------------  ----------  -------------
Balances - July 1, 2000...................  5,003,250  $ 5,000  $  1,436,000                $ (3,610,000)              $ (2,169,000)
Issuance of 200,000 common stock
  warrants in connection with private
  loan offering...........................			         834,000	$  (634,000)				          200,000
Exercise of warrants to purchase
  common stock through
  retirement of notes  payable -
  private loan offering...................  1,295,000	   1,000	 1,294,000								  1,295,000
Return of redeemable common stock
  to stockholder's equity.................    135,000			   154,000								    154,000
Conversion of $500,000 note payable
  into shares of common stock.............    100,000			   500,000								    500,000
Accrued officers'/stockholders'
  salaries contributed to additional
  paid-in capital.........................	                     214,000								    214,000
Sale of common stock in initial public
  offering, net of costs of $1,360,000....  1,200,000	   1,000	 4,639,000								  4,640,000
Issuance of common stock warrants
  for services to the company.............		               370,000	   (370,000)				                0
Amortization of deferred costs............                                        696,000		                            696,000
Net loss for the year ended
  June 30, 2001...........................	                                              (3,061,000)                (3,061,000)
                                            ---------  -------  ------------  ------------  -------------  ----------  -------------
Balances - June 30, 2001..................  7,733,250	   7,000	 9,441,000	   (308,000)    (6,671,000)			  2,469,000
Issuance of common stock for
  consulting services to the
  company.................................    240,000			   324,000	   (324,000)					          0
Issuance of common stock warrants
  for services to the company.............	        		   589,000	   (589,000)					          0
Amortization of deferred costs............					          628,000					          628,000
Issuance of common stock for
  investment in Corbett Water
  Technologies, Inc.......................    451,807	   1,000	 1,499,000								  1,500,000
Issuance of common stock for
  acquisition of Water Science
  Technologies, Inc., including
  55,337 shares issued to vendors of
  acquired company........................    258,589	   1,000	 1,188,000								  1,189,000
Surrender of 82,422 shares of common
   stock by officers in payment of
   principal and interest on notes
   receivable.............................										     $(251,000)      (251,000)
Net loss for the year ended
  June 30, 2002...........................                                                    (3,804,000)                (3,804,000)
                                            ---------  -------  ------------  ------------  -------------  ----------  -------------
Balances - June 30, 2002..................  8,683,646	 $ 9,000  $ 13,041,000	$  (593,000)  $(10,475,000)  $(251,000)  $  1,731,000


   The accompanying notes are an integral part of these financial statements.
                                      F-4


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  Year Ended June 30
                                                                             -----------------------------
                                                                                 2002            2001
                                                                             -------------   -------------
Cash flows from operating activities:
Net loss...................................................................  $ (3,804,000)   $ (3,061,000)
Adjustment to reconcile net loss to net cash used in operating activities:
  Accretion of redemption amount...........................................          -              5,000
  Impairment loss on investment............................................     1,226,000            -
  Impairment loss on goodwill..............................................       187,000            -
  Reduction of notes receivables carrying amount to fair value.............          -            365,000
  Stock based compensation.................................................       628,000          62,000
  Interest expense, including extraordinary expense of $158,000, related to amortization of discount on debt for fair value of stock
     warrants issued.......................................................          -            852,000
  Provision for bad debts..................................................         1,000            -
  Depreciation and amortization............................................        57,000          54,000
Changes in:
  Accounts receivable......................................................      (120,000)          5,000
  Accrued interest receivable..............................................          -            (55,000)
  Prepaid expenses and other current assets................................        80,000        (293,000)
  Inventories..............................................................        55,000         (17,000)
  Security deposits........................................................          -             (2,000)
  Accounts payable.........................................................       457,000        (556,000)
  Accrued expenses.........................................................       487,000        (347,000)
  Customer deposits........................................................       (43,000)           -
  Accrued interest payable.................................................          -           (117,000)
                                                                             -------------   -------------
  Net cash used in operating activities....................................      (789,000)     (3,105,000)
                                                                             -------------   -------------
Cash flows from investing activities:
  Investments in notes receivable..........................................          -         (1,983,000)
  Collections on notes receivable..........................................       498,000            -
  Purchase of property and equipment.......................................        (6,000)        (20,000)
  Cash balance of acquired subsidiary......................................        25,000            -
                                                                             -------------   -------------
  Net cash provided by (used in) investing activities......................       517,000      (2,003,000)
                                                                             -------------   -------------

Cash flows from financing activities:
  Sales of common stock....................................................          -          6,000,000
  Offering costs paid......................................................          -           (742,000)
  Proceeds from notes payable-private loan offering........................          -            200,000
  Loans and advances from officers, stockholders and others, net...........        25,000         (10,000)
  Payment of notes payable.................................................          -            (44,000)
                                                                             -------------   -------------
  Net cash provided by financing activities................................        25,000       5,404,000
                                                                             -------------   -------------
Increase (decrease) in cash................................................      (247,000)        296,000
Cash, beginning of year....................................................       298,000           2,000
                                                                             -------------   -------------
Cash, end of year..........................................................  $     51,000    $    298,000
                                                                             -------------   -------------
                                                                             -------------   -------------


   The accompanying notes are an integral part of these financial statements.
                                      F-5


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                                  Year Ended June 30
                                                                             -----------------------------
                                                                                 2002            2001
                                                                             -------------   -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................  $        -      $    226,000

Supplemental schedule of non-cash investing and financing activities:
Conversion of redeemable common stock into equity..........................  $        -      $    154,000
Application of deferred offering costs against proceeds of offering........  $        -      $    618,000
Note receivable payments of principal and interest made by offiders/
  directors with their shares of the Company's common stock recorded as
  treasury stock...........................................................  $     251,000   $       -
Issuance of common stock in connection with investment.....................  $   1,500,000   $       -
Issuance of common stock and warrants for services to the Company..........  $     913,000   $    370,000
Debt discount arising from issuance of warrants............................  $        -      $    834,000
Contribution to capital of accrued officers'/stockholders' compensation....  $        -      $    214,000
Common stock warrants exercised by exchange of notes payable...............  $        -      $  1,295,000
Conversion of note payable into common stock...............................  $        -      $    500,000
Issuance of common stock to acquire subsidiary.............................  $   1,000,000   $       -
Issuance of common stock to satisfy indebtedness to acquired subsidiary's
  vendors..................................................................  $     189,000   $       -
Principal payments on notes receivable by conversion of accrued officers
  salaries.................................................................  $     349,000   $       -


   The accompanying notes are an integral part of these financial statements.
                                      F-6


                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2002

Note A - Description of Business

     Aquacell Technologies, Inc. was incorporated in Delaware on March 19, 1997 and its principal business activity is the manufacture and sale of products for water filtration and purification. The Company conducts substantially all of its business in the United States.

      As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and utilized substantial cash in operating activities. The Company expects its operations will provide sufficient cash flows through June 30, 2003. There is no assurance, however, that profitable operations will ever be attained or that the Company will ever attain positive cash flow.

Note B - Summary of Significant Accounting Policies

[1]  Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of Aquacell Technologies, Inc., and its wholly owned subsidiaries (the "Company"). Such subsidiaries are Global Water Aquacell, Inc., incorporated December 21, 1998, and Water Science Technologies, Inc., acquired on March 19, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]  Inventories:

      Inventories are carried at the lower of cost, determined using the FIFO (first-in, first-out) method or market.

[3]  Property and equipment:

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximates three to five years.

[4]  Investments:

      Investment in a privately held corporation is carried using the cost method of accounting.

[5]  Goodwill:

      Goodwill represents the excess of the purchase price over the fair value of net assets of a business acquired. The Company has adopted Statements of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets".

[6]  Patents:

      The value of patents is amortized over nine years, their remaining useful lives at date of acquisition, using the straight-line
method.   Patents  at June 30, 2002, are stated  net  of accumulated amortization of approximately $77,000. Amortization expense was $22,000 for the years ended June 30, 2002 and 2001, respectively.

[7]  Revenue recognition:

     Revenues are recorded at the time our products are shipped unless we agreed to install the products, in which case we recognize revenue at the time of installation. Rental income from coolers is recognized on a straight-line basis over the term of the rental agreement.


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note B - Summary of Significant Accounting Policies - (continued)

[8]  Advertising:

      Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2002 and 2001, was approximately $42,000 and $10,000, respectively.

      The costs of direct response advertising, whose primary purpose is to elicit sales to customers and that should result in probable future benefits are capitalized. Advertising costs capitalized at June 30, 2002, and included in prepaid expenses were approximately $93,000. These costs will be amortized when placed into service.

[9]  Use of estimates:

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

[10] Income taxes:

      The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[11] Net loss per common share:

      Loss per common share is based upon the weighted average number of common shares outstanding during the year including redeemable common stock. Diluted loss per common share is the same as basic loss per share, as the effects of potentially dilutive securities (see Notes I [4] and I [6]) are antidilutive.

[12] Long-lived assets:

      The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2002, that impairment, where appropriate, was recorded in the financial statements.

[13] Concentrations of credit risk:

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments, trade accounts receivables, and notes receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

      The Company utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note B - Summary of Significant Accounting Policies - (continued)

[14] Financial instruments:

      The carrying amounts of the Company's cash, notes receivables, accounts receivable, accounts payable, customer deposits and loans payable to related parties, approximate fair value.

[15] Reclassifications:

      Certain reclassifications have been made to the 2001 financial statements in order to conform to the current year presentation.

[16] New accounting pronouncements:

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company has adopted SFAS 141 for the year ended June 30, 2002.

      SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. The Company has adopted SFAS No. 142 for the year ended June 30, 2002.

	In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The provisions of SFAS 144 will be effective for the Company's fiscal year 2003. The Company is currently in process of evaluating the potential impact that the adoption of SFAS 144 will have on its consolidated financial position and results of operations.


Note C - Inventories:

     Inventories consist of the following at June 30, 2002:

        Raw materials....................................    $  89,000
        Work in progress.................................       10,000
        Completed product................................        3,000
                                                             ----------
                                                             $ 102,000
                                                             ----------
                                                             ----------

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note D - Property and Equipment

     Property and equipment is summarized as follows at June 30, 2002:

        Furniture and fixtures...........................    $  35,000
        Equipment - office...............................       95,000
        Machinery and equipment..........................      122,000
        Leasehold improvements...........................       10,000
        Rental units.....................................        9,000
                                                             ----------
                                                               271,000
        Less accumulated depreciation....................     (208,000)
                                                             ----------
                                                             $  63,000
                                                             ----------
                                                             ----------

     Depreciation expense was $35,000 and $32,000 for the year ended June 30, 2002 and 2001, respectively.

Note E - Notes Receivable

      At June 30, 2002, the notes receivable consist of $50,000 from a non-affiliated party and $835,000 non-director/employee stockholders
and  entities owned by them at an annual interest rate of  8%.   Notes
totaling  $1,750,000,  maturing August  16,  2001,  were  extended  to
September   16,  2001.   At  September  16,  2001,  the   notes   were
restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. Officer/stockholders of Aquacell, have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets and have paid $568,000 in principal and $32,000 in interest through contribution of salaries in the amount of $349,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000, at June 30, 2002. Such shares have been recorded as treasury stock. The Company has recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June
30, 2001. The balance of the notes are unsecured and mature between March 2002 and October 2002. Interest receivable at June 30, 2002, amounted to $5,000 from a non-affiliated party and $20,000 from non-director/employee stockholders and entities owned by them and is due at maturity.

Note F - Loans Payable to Related Parties

      Loans payable to Related Parties consist of unsecured demand interest free loans of $29,000 at June 30, 2002.

Note G - Notes Payable- Private Loan Offerings

      Notes payable-private loan offerings represented the proceeds from the sale of units in four private loan offerings. The first loan offering commenced in November 1998 and was terminated September 1, 1999. The offering consisted of thirty units, each unit consisting of a $25,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 25,000 shares of the Company's common stock at exercise prices of $1.00 and $2.00 per share. A total of twenty-one units were sold yielding gross proceeds of $525,000 through June 30, 1999, seventeen with warrants at $1.00 per share and four with warrants at $2.00 per share. The warrants were valued using the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 4.43% to 5.09%, volatility of 1%, and a term of three years. On September 1, 1999, the warrants exercisable at $2.00 per share were repriced to $1.00 per share. In connection with the repricing, the Company recorded an additional debt discount based upon the estimated value of the warrants totaling $16,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 5.82%, volatility of 1% and a term of three years. There was no amortization of the debt discount for the years ended June 30, 2002 and 2001.

     The Company sold five units in the second loan offering commenced in October 1999 and completed in February 2000. Each unit consisted of a $100,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $83,000. The warrants were valued using the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 6.01% to 6.71%, volatility of 1%, and a term of three years. There was no amortization of the debt discount for the years ended June 30, 2002 and 2001.

      The Company sold two units in the third loan offering commenced in February 2000 and terminated on March 25, 2000, raising gross proceeds of $70,000. Each unit consisted of a $35,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 35,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $12,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rates ranging from 6.50% to 6.57%, volatility of 1% and a term of three years. During the year ended June 30, 2001, amortization of the debt discount amounted to $6,000.


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note G - Notes Payable- Private Loan Offerings - (continued)

      The Company sold two units in the fourth loan offering commenced July 1, 2000 and completed July 17, 2000, raising gross proceeds of $200,000. Each unit consisted of a $100,000 six-month promissory note with interest at 10% per annum and three-year warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $1.00 per share. The Company recorded a debt discount based upon the estimated value of the warrants totaling $834,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 6.30%, volatility of 1% and a term of three years. During the year ended June 30, 2001, amortization of the debt discount amounted to $676,000.

      On December 11, 2000, the holders of private loan offering warrants agreed to exercise 1,295,000 warrants upon the effectiveness of the IPO (Note I [2]). The offering was declared effective, although not traded, on December 13, 2000. The settlement of the exercise price was realized through the retirement of the balance of $1,295,000 of the notes payable-private loan offerings. The unamortized debt discount at this date, in the amount of $158,000, was reflected as an extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

     At December 13, 2000, interest accrued on these notes amounted to $162,000. The accrued interest was paid during March 2001 utilizing proceeds from the IPO. Interest expense (excluding amortization of debt discount) during the year ended June 30, 2001, amounted to $56,000.

Note H - Note Payable- Union Labor Life Insurance Company

      On  January  1,  1999, the Company closed a  $500,000  note  and warrant purchase agreement with the Union Labor Life Insurance Co. ("ULLICO"). Under the terms of the agreement, the Company issued a six-month senior note, with interest at the rate of 10% per annum and a warrant to purchase 500,000 shares of the Company's common stock to be exercisable for a four-year period at $1.00 per share. The maturity date was subsequently extended to April 30, 2000. The Company estimated the fair value of these warrants to be $86,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.76%, volatility of 1% and a term of four years. Such amount was amortized to interest expense over the six-month term of the note. Amortization amounted to $5,000 and $81,000 during the years ended June 30, 2001 and 2000, respectively. At January 1, 2000, interest accrued at December 31, 1999 in the amount of $17,000 was added to principal on the note and the rate was changed to 15% per annum from January 1, 2000. On May 4, 2000 the note was extended to July 30, 2000 and accrued interest at April 30, 2000 in the amount of $26,000 was added to principal on the note. In connection with the note extension, the Company issued 50,000 warrants to ULLICO at an exercise price of $5.00 per share and expiring on January 11, 2003. The Company recorded a debt discount based upon the estimated value of the warrants totaling $39,000. The warrants were valued utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 6.74%, volatility of 1% and a term of 2.58 years. Subsequently, the note's maturity was extended to October 31, 2000, then to March 31, 2001. During the year ended June 30, 2001, amortization of the debt discount amounted to $13,000. Interest expense (excluding amortization of debt discount) in relation to this loan amounted to $50,000 during the year ended June 30, 2001. On February 12, 2001, Union Labor Life Insurance Company, converted $500,000 of the $543,000 balance of the note into 100,000 shares of common stock at $5.00 per share. The balance of the note and the accrued interest were paid during March 2001 utilizing the proceeds from the IPO.

Note I- Equity Transactions

[1]  Contribution to capital:

      On February 9, 2001, three officers/stockholders and directors agreed to contribute to capital accrued salaries totaling $214,000.


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note I- Equity Transactions - (continued)

[2]  Initial public offering:

      On February 9, 2001, the Company completed its IPO, selling 1,200,000 shares of common stock at $5.00 per share, raising the proceeds, net of costs, of $4,640,000. In connection with the IPO the Company sold to the underwriter, for consideration of $100, warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $8.25 per share. The warrants will be exercisable for a four-year period commencing February 9, 2002.

[3]  Redeemable common stock:

       In connection with the purchase of KABB, Inc./Aquacell International, Inc. (consideration for which included 200,000 share of the Company's common stock), an option was granted to the holder of 135,000 shares of common stock to put the stock back to the Company at a price of $1.00 per share plus interest at 7% per annum if the Company had not registered its common stock in an IPO by December 21, 2000. Through December 13, 2000 (the date of registration), interest had been accrued in the amount of $19,000, and the shares (which had previously been excluded from stockholders' equity) were returned to stockholders' equity upon the completion of the IPO.

[4]  Stock option plan:

      During August 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan") under which options (either incentive or nonqualified), stock appreciation rights, stock and other awards, covering an aggregate amount of 1,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 15 years from the date of grant.

      During January 2002, the Board of Directors adopted a Director's Option Plan covering an aggregate amount of 500,000 shares of common stock. As of June 30, 2002, no options have been granted from this plan.

     Transactions under the 1998 Incentive Stock Plan are as follows:

                                              Year Ended June 30
                             ---------------------------------------------------
                                        2002                       2001
                             -------------------------  ------------------------
                                    Weighted Average            Weighted Average
                             Shares  Exercise Price     Shares   Exercise Price
                             -------------------------  ------------------------
Balance July 1..........      148,000       $ 3.06        305,000       $ 1.00
   Options granted......      406,000         2.17         70,000         5.35
   Options   cancelled..       (3,000)        2.59       (227,000)        1.00
                              --------                   ---------
Balance, June 30........      551,000       $ 2.41        148,000       $ 3.06
                              --------                   ---------
                              --------                   ---------
Exercisable, June 30....      196,000       $ 2.60        136,000       $ 3.24
                              --------                   ---------
                              --------                   ---------


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note I - Equity Transactions - (continued)

[4]  Stock option plan: (continued)

      The following table presents information relating to stock options outstanding at June 30, 2002:

                   Options Outstanding                    Options Exercisable
-----------------------------------------------------    --------------------
                                         Weighted-
                          Weighted-      Average
                           Average      Remaining            Weighted-Average
Exercise Price Shares  Exercise Price Life in Years Shares    Exercise Price
-------------- ------- -------------- ------------- -------  ----------------
    $ 1.00     75,000                       2.2      66,000
      1.15    135,000                       4.9      60,000
      1.16    146,000                       4.9
      4.45    125,000                       2.0
      5.35     70,000                       1.7      70,000
              -------                 ------------- -------
              551,000      $ 2.41           3.5     196,000        $ 2.60
              -------                               -------
              -------                               -------

      If the options had been accounted for under SFAS 123, net loss attributable to common stockholders for the years ended June 30, 2002 and 2001, would have been $ (4,064,000) or $(0.50) per common share, and $(3,188,000) or $(0.51) per common share, respectively. The fair value of options granted during the years ended June 30, 2002 and 2001, was $0.64 and $1.81 per share on the date of grant, respectively. The options were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 3.1% and 4.99%, volatility of 33% and 42% and expected lives of five and three years, respectively.

[5]    Issuances  of  common  stock  in  connection  with   consulting
agreements:

      In connection with a six-month consulting agreement (see Note I (6)) the Company issued 10,000 shares of its common stock valued at $34,000.
The value of the stock is being amortized over the six-month life of the agreement. Amortization amounted to $34,000 during the year ended June 30, 2002.

      In connection with a six-month consulting agreement (see Note I (6)) the Company issued 10,000 shares of its common stock valued at $42,000.
The value of the stock is being amortized over the six-month life of the agreement. Amortization amounted to $42,000 during the year ended June 30, 2002.

      In connection with a five-year consulting agreement (see Note I (6)) the Company issued 120,000 shares of its common stock valued at $150,000. The value of the stock is being amortized over the five-year life of the agreement. Amortization amounted to $4,000 during the year ended June 30, 2002.

     In connection with a five-year consulting agreement (see Note I (6)) the Company issued 100,000 shares of its common stock valued at $98,000.
The value of the stock is being amortized over the five-year life of the agreement. Amortization amounted to $2,000 during the year ended June 30, 2002.

[6]  Warrants

	In connection with a financial consulting agreement, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.99%, volatility of 42% and a term of five years. Such amount is being amortized to consulting expense over six months. Amortization amounted to $308,000 and $62,000 during the years ended June 30, 2002 and 2001, respectively.



             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002

Note I-Equity Transactions-(continued)

[6]	Warrants (continued)

	In connection with a three-year consulting agreement, entered into in August 2001, the Company issued a warrant to purchase 75,000 shares of the Company's common stock to be exercisable for a three-year period at $4.40 per share. The Company estimated the fair value of these warrants to be $110,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.58%, volatility of 42%, and a term of three years. Such amount is being amortized to expense over three years. Amortization amounted to $32,000 during the ended year June 30, 2002.

	In connection with a six-month consulting agreement, entered into in September 2001, the Company issued warrants to purchase 100,000 shares of the Company's common stock to be exercisable for a three-year period (50,000 at $4.50 per share and 50,000 at $5.50 per share). The Company estimated the fair value of these warrants to be $79,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 5.99%, volatility of 42%, and a term of three years. Such amount is being amortized to expense over six months. Amortization amounted to $79,000 during the year ended June 30, 2002.

	In connection with a six-month consulting agreement, entered into in October 2001, the Company issued warrants to purchase 100,000 shares of the Company's common stock to be exercisable for a three-year period (50,000 at $4.50 per share and 50,000 at $5.50 per share). The Company estimated the fair value of these warrants to be $83,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of three years. Such amount is being amortized to expense over six months. Amortization amounted to $83,000 during the year ended June 30, 2002.

	In connection with a distribution agreement (See Note N), the Company issued warrants to purchase 300,000 shares of the Company's common stock to be exercisable for a five-year period (100,000, 100,000, and 100,000 at exercise prices of $5.00, $6.00, and $7.00, per share respectively). The Company estimated the fair value of these warrants to be $283,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. Amortization amounted to $42,000 during the ended year June 30, 2002.

	In connection with a five-year consulting agreement, entered into in May 2002, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to be exercisable for a five-year period at $1.25 per share. The Company estimated the fair value of these warrants to be $9,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. Amortization was insignificant during the year ended June 30, 2002.

	In connection with a one-year consulting agreement, entered into in May 2002, the Company issued a warrant to purchase 50,000 shares of the Company's common stock to be exercisable for a five-year period at $1.05 per share. The Company estimated the fair value of these warrants to be $18,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over one year. Amortization amounted to $2,000 during the year ended June 30, 2002.

	In connection with a five-year consulting agreement, entered into in June 2002, the Company issued warrants to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period (100,000 and 100,000 at exercise prices of $3.00 and $5.00, per share, respectively). The Company estimated the fair value of these warrants to be $6,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. Amortization was insignificant during the year ended June 30, 2002.


             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002


Note I - Equity Transactions - (continued)

[6]	Warrants (continued)

      At June 30, 2002, the Company had warrants outstanding as follows:

           Exercise  Price         Shares        Expiration Date
           ---------------       ----------      ---------------
                $ 1.00              500,000      January 2003
                  5.00               50,000      January 2003
                  4.40               75,000      August 2004
                  4.50               50,000      September 2004
                  5.50               50,000      September 2004
                  4.50               50,000      October 2004
                  5.00              100,000      October 2006
                  5.50               50,000      October 2004
                  6.00              100,000      October 2006
                  7.00              100,000      October 2006
                  4.20              200,000      May 2006
                  8.25              120,000      February 2006
                  3.30              100,000      May 2007
                  1.05               50,000      May 2007
                  3.00              100,000      June 2007
                  5.00              100,000      June 2007
                                 ----------
                                  1,795,000
                                 ----------
                                 ----------

At June 30, 2002, the weighted average exercise price of the outstanding warrants was $3.56 and the weighted average remaining contractual life of the warrants was 2.56 years.

[7]  Shares reserved:

      At June 30, 2002, the Company has reserved 2,466,000 shares for issuance upon exercise of options and warrants.

Note J - Acquisition:

	On March 19, 2002, the Company completed the acquisition of 100% of the issued and outstanding common stock of Water Science Technologies, Inc., a privately owned Arizona Corporation ("WST"). WST has operated as a manufacturer of custom design water purification and treatment systems. The purchase price was the issuance of 203,252 shares at a price of $4.92 per share, for a total of $1,000,000, as calculated by taking the average closing price of Aquacell common stock on the five business days immediately preceding the signing of the agreement of October 23, 2001. In addition, the Company issued 55,337 shares of its common stock at $3.43 per share to WST vendors as calculated by taking the average closing price of Aquacell common stock for five days immediately preceding the closing on March 19, 2002.

	The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet include the assets and liabilities of WST at June 30, 2002 and the consolidated statements of operations from March 19, 2002, the acquisition resulted in excess cost over fair value of net assets acquired of $1,301,000. Pursuant to the provisions of SFAS 142, the Company recorded an impairment loss of $187,000, for the year ended June 30, 2002. Such impairment loss resulted from the Company's determination of fair value using present value cash flow analysis.

	On the basis of a proforma consolidation of the results of operations as if the acquisition had taken place at July 1, 2000, unaudited consolidated net revenues, net loss, and loss per share for the year ended June 30, 2002, would have been approximately $1,516,000, $(3,938,000), and $(0.48); and for the year ended June 30, 2001, would have been approximately $1,344,000, $(3,042,000), and $(0.45), respectively.



             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                             June 30, 2002

Note K - Income Taxes

     At June 30, 2002, the Company had available federal net operating loss caryyforwards to reduce future taxable income, if any of approximately $6,600,000. The net operating loss carryforwards expire at various dates through 2022.

	At June 30, 2002, the Company has a deferred tax asset of approximately $2,840,000, representing the benefit of its net operating loss carryforwards. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $720,000 and $680,000 in 2002 and 2001, respectively.

Note L-Commitments and Contingencies

[1]	Lease commitments:

	The Company occupies office space in California and Arizona, under noncancellable operating leases. As of At June 30, 2002, future minimum commitments under office and equipment leases are as follows:

					Year Ending June 30,
						2003			$ 143,000
						2004	              107,000
						2005	               70,000
						2006	               65,000
						2007	               20,000
                                                      ---------
									$ 405,000

	Rent expense amounted to $131,000 and $89,000 for the years ended At June 30, 2002 and 2001, respectively.

[2]	Consulting agreements:

	On May 21, 2001, the Company entered into a financial consulting agreement with a registered broker-dealer. The agreement provides for a fee consisting of $1,000 per month over a five-year period and the grant of warrants (See Note I
(6)). The agreement also provides the option to prepay all or a portion of the fee on a non-refundable basis and either party may terminate the agreement after six months upon written notice. As of June 30, 2002 the Company has paid
$20,000 in connection with this agreement.

	On October 9, 2001, the Company entered into distribution (See Note N) and joint venture agreements with two privately held companies. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company acquired 15% of a privately held company in exchange for 451,807 shares of common stock of the Company. The Company applies the cost method of accounting in connection with this 15% investment. The Company granted warrants (100,000, 100,000, and 100,000 at exercises prices of $5.00, $6.00, and $7.00 per share, respectively) in connection with the distribution agreement. In connection with the joint-venture agreement, the agreement was modified and Aquacell's initial ownership of 45% was reduced to 19% ownership of all net profits, with no responsibility for funding any of the manufacturing or marketing costs, with the remaining 81% owned by the other privately held company.

[3]	Employment agreements

	The Company has employment agreements with various executives and employees of the Company which expire at various dates through February, 2006. These agreements provide for aggregate minimum salaries of $624,000 for the year ending June 30, 2003. The agreements also provide for incentive bonuses based upon achievement of certain milestones. No bonuses have been paid under these agreements as of June 30, 2002.

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                 June 30, 2002


Note L-Commitments and Contingencies (continued)

[3]	Employment agreements (continued)

	The Company entered into a five-year employment contract with one of the officers of WST. The contract calls for a minimum annual salary of $100,000 to take effect July 1, 2002.

Note M-Impairment Loss On Investment

	In connection with our 15% investment in Corbett Water Technologies, Inc., (See Note N) the Company recognized an impairment loss of $1,226,000 in accordance with generally accepted accounting principles (GAAP), as contained in the provisions of SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Note N-Related Party Transactions

	Included in net sales are sales to an affiliate, pursuant to a distribution agreement, aggregating approximately $452,000 for the year ended June 30, 2002 (See Notes I (6) and K (2)).

	Included in trade accounts receivable are accounts receivable from an affiliate of approximately $83,000 (See Note K (2)).

Note O-Major Customers and Suppliers

	During the year ended June 30, 2002, the Company sold approximately 43% of its products to an affiliate (See Notes K (2) and N).

	During the years ended June 30, 2002 and 2001, the Company purchased approximately 39% and 25% respectively, of its materials from one vendor.

Note P-Subsequent Events

(1)	On August 24, 2002, the Company entered into a credit facility agreement to finance the receivables of its largest customer (See Notes N and O). The agreement is for a one-year term, and calls for interest at the rate of 18 1/4% per annum in addition to the payment of certain processing fees. As compensation under the agreement, the lender was granted warrants to purchase 160,000 shares of common stock, at an exercise price of $.78 per share, whose total value is estimated at approximately $43,000. The financing is collateralized by accounts receivable (See Notes E and K (3)).

(2)	During September 2002, three officers/stockholders contributed accrued salaries totaling $153,000, as payment under the guaranty provisions of certain notes receivable (See Notes L and K (3)).