Form 10QSB
period 2002-09-30
AQUACELL TECHNOLOGIES INC
filed 2002-11-12
CIK 1114655

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
(Mark one)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended September 30, 2002.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act
     For the transition period from          to

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

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of Securities under a plan confirmed by a court. Yes [_] No [_]

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.001 par value    8,601,224 shares outstanding
                                         as of November 7, 2002.

   Transitional Small Business Disclosure Format (check one):
Yes [X] No [_]

                   AQUACELL TECHNOLOGIES, INC.

                           FORM 1O-QSB


            FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                        TABLE OF CONTENTS


                  PART I- FINANCIAL INFORMATION

                                                                          PAGE
Item 1.    Financial Statements:

       Condensed Consolidated Balance Sheet as of September 30, 2002......  1

       Condensed Consolidated Statements of Operations for the
       three-month periods ended September 30, 2002 and 2001..............  2

       Condensed Consolidated Statements of Cash Flow for the
       three-month periods ended September 30, 2002 and 2001..............  3

       Notes to Condensed Consolidated Financial Statements...............  4

Item 2.    Managements Discussion and Analysis:

       Forward-Looking Statements.........................................  6

       Overview...........................................................  6

       Results of Operations..............................................  6

       Liquidity and Capital Resources....................................  7


                   PART II- OTHER INFORMATION


Item 6.     Exhibits and reports on Form 8-K..............................  8

Signature.................................................................  8

                 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEET
                       September 30, 2002
                           (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $    26,000
     Notes receivable, including accrued interest of $42,000.......     410,000
     Accounts receivable, net of allowance of $4,000...............     734,000
     Inventories...................................................     107,000
     Prepaid expenses and other current assets.....................     176,000
                                                                    ------------
          Total current assets.....................................   1,453,000
                                                                    ------------
Property and equipment, net........................................      64,000
                                                                    ------------
Other assets:
     Goodwill......................................................   1,114,000
     Investments...................................................     274,000
     Patents, net..................................................     115,000
     Security deposits.............................................      14,000
                                                                    ------------
          Total other assets.......................................   1,517,000
                                                                    ------------
                                                                    $ 3,034,000
                                                                    ------------
                                                                    ------------
LIABILITIES
Current liabilities:
     Accounts payable.............................................. $   783,000
     Accrued expenses..............................................     263,000
     Loans payable to finance company..............................     376,000
     Customer deposits.............................................      17,000
     Current portion of long-term debt.............................       4,000
     Loans payable to related parties..............................      35,000
                                                                    ------------
          Total current liabilities................................   1,478,000

Long-term debt, net of current portion.............................       6,000
                                                                    ------------
          Total liabilities........................................   1,484,000
                                                                    ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l; 10,000,000 shares authorized;
no shares issued Common stock, par value $.001; 40,000,000 shares
authorized; 8,683,646 shares issued...............................        9,000
Additional paid-in capital........................................   13,084,000
Accumulated deficit...............................................  (10,700,000)
                                                                    ------------
                                                                      2,393,000
Unamortized deferred compensation.................................     (592,000)
Treasury stock, 82,422 shares at cost.............................     (251,000)
                                                                    ------------
          Total stockholders' equity..............................    1,550,000
                                                                    ------------
                                                                    $ 3,034,000
                                                                    ------------
                                                                    ------------

    See notes to condensed consolidated financial statements.

           AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                          2002          2001
                                                      ------------  ------------
Revenue:
  Net sales.......................................... $   930,000   $    68,000
  Rental income......................................       2,000         2,000
                                                      ------------  ------------
                                                          932,000        70,000
Cost of sales........................................     465,000        28,000
                                                      ------------  ------------
Gross profit.........................................     467,000        42,000
                                                      ------------  ------------

Selling, general and administrative expenses:
  Salaries and wages.................................     310,000       233,000
  Legal, accounting and other professional expenses..      74,000       154,000
  Stock based compensation...........................      45,000       199,000
  Other..............................................     277,000       244,000
                                                      ------------  ------------
                                                          706,000       830,000
                                                      ------------  ------------
Loss from operations before other income (expense)...    (239,000)     (788,000)
                                                      ------------  ------------
Other income (expense):
  Interest income....................................      18,000        40,000
  Interest (expense).................................      (4,000)            -
                                                      ------------  ------------
                                                           14,000        40,000
                                                      ------------  ------------
Net loss attributable to common stockholders......... $   225,000   $  (748,000)
                                                      ------------  ------------
                                                      ------------  ------------
Net loss per common share- basic and diluted......... $     (0.03)        (0.10)
                                                      ------------  ------------
                                                      ------------  ------------
Weighted average share outstanding-
  basic and diluted..................................   8,601,000     7,734,000
                                                      ------------  ------------
                                                      ------------  ------------

    See notes to condensed consolidated financial statements.

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                          Three Months Ended
                                                             September 30,
                                                          2002          2001
                                                      ------------  ------------
Cash flows from operating activities:
Net loss............................................. $  (225,000)  $  (748,000)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Stock based compensation.........................      45,000       199,000
    Depreciation and amortization....................      15,000        13,000
Changes in:
  Accounts receivable................................    (543,000)       (8,000)
  Accrued interest receivable........................     (18,000)       41,000
  Prepaid expenses and other current assets..........      40,000        35,000
  Inventories........................................      (5,000)       24,000
  Security deposits..................................       3,000             -
  Accounts payable...................................      65,000       155,000
  Accrued expenses...................................     217,000        62,000
  Customer deposits..................................       1,000             -
                                                      ------------  ------------
      Net cash used in operating activities..........    (405,000)     (227,000)
                                                      ------------  ------------

Cash flows from investing activities:
  Note issued for purchase of property and equipment.       9,000             -
  Purchase of property and equipment.................     (11,000)       (4,000)
                                                      ------------  ------------
      Net cash used in investing activities..........      (2,000)       (4,000)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds of loans from finance company.............     376,000             -
  Loans and advances from officers,
    stockholders and others, net.....................       6,000        (1,000)
                                                      ------------  ------------
      Net cash provided by (used in)
        financing activities.........................     382,000        (1,000)
                                                      ------------  ------------

Decrease in cash.....................................    (232,000)      (25,000)
Cash, beginning of period............................      51,000       298,000
                                                      ------------  ------------
Cash, end of period.................................. $    26,000   $    66,000
                                                      ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest............................. $         -   $         -

Supplemental schedule of non-cash investing
  and financing activities:
Issuance of common stock warrants for
  services to the company............................ $    43,000    $  223,000
Principal payments on notes receivable by
  conversion of accrued officers salaries............ $   153,000    $        -

    See notes to condensed consolidated financial statements.

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 2002 (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2002.

NOTE B - NOTES RECEIVABLE

           At September 30, 2002, the notes receivable consist of $50,000 from a non-affiliated party and $683,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing August 16, 2001 were extended to September 16, 2001. At September 16, 2001, the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. Officer/stockholders of Aquacell , have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets and have paid $721,000 in principal and $32,000 in interest through contribution of salaries in the amount of $502,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000, at September 30, 2002. Such shares have been recorded as treasury stock. During September, 2002 the officers/stockholders contributed accrued salaries totaling $153,000 as payment under the guaranty provisions of the notes receivables. The Company has recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June 30, 2001. The balance of the notes are unsecured and matured between March 2002 and October 2002. The note that matured in October 2002 was extended for one year. Interest receivable at September 30, 2002 amounted to $6,000 from a non-affiliated party and $36,000 from non-director/ employee stockholders and entities owned by them.

NOTE C - INVENTORIES

     Inventories consist of the following at September 30, 2002:
          Raw materials............................... $ 106,000
          Work in progress............................     1,000
                                                       ---------
                                                       $ 107,000
                                                       ---------
                                                       ---------

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 September 30, 2002 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at September
30, 2002:

          Furniture and fixtures....................  $ 35,000
          Equipment - office........................    95,000
          Machinery and equipment...................   122,000
          Rental units..............................     9,000
          Leasehold improvements....................    10,000
          Truck.....................................    11,000
                                                      ---------
                                                       282,000
          Less accumulated depreciation.............   218,000
                                                      ---------
                                                      $ 64,000
                                                      ---------
                                                      ---------

NOTE E - LOANS PAYABLE TO FINANCE COMPANY

     On August 24, 2002, the Company entered into a credit facility agreement to finance the receivables of its largest customer, Corbett Water Technologies, Inc. The agreement is for a one-year term, and calls for interest at the rate of 18 1/4 % per annum in addition to the payment of certain processing fees. Payments are made directly to the lender by Corbett Water and the financing is collateralized by the Company's accounts receivable from Corbett Water Technologies, Inc. (See Note H.)

NOTE F - LOANS PAYABLE TO RELATED PARTIES

      At September 30, 2002 the loans payable to related parties consist of unsecured demand interest free loans of $35,000.

NOTE G - LONG TERM DEBT

      At September 30, 2002 long-term debt consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note are as follows:

          Year ending September 30, 2003............. $  4,000
                      September 30, 2004.............    4,000
                      September 30, 2005.............    2,000
                                                      ---------
                                                      $ 10,000
                                                      ---------
                                                      ---------

NOTE H - EQUITY TRANSACTIONS

      In connection with a one-year credit facility agreement entered into in August, 2002, the lender was granted warrants to purchase 160,000 shares of common stock, at an exercise price of $0.78 per share, whose total value is estimated at approximately $43,000. The estimated value of the warrants is being amortized to expense over one year. Amortization for the three months ended September 30, 2002 was $4,000.

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

      For the three months ended September 30, 2002 we increased revenues by 1231% to $932,000 while cutting our per share losses by 70%. This increase in revenues is primarily attributable to the growing acceptance of our flagship Purific Water Cooler in the marketplace. We believe that through our marketing efforts, as the educational process continues to reach corporate America on the savings Purific provides along with the inconveniences it eliminates, we expect that sales of Purific coolers will continue to grow along with an increase of sales in our other products and emerging product lines.

      To improve cash flow in order to meet the demands of our manufacturing requirements based upon our significant sales increases, we entered into a credit facility agreement to finance the receivables of our largest customer, Corbett Water Technologies, Inc. This enabled us to turn the cash in a more expeditious manner and to meet all of our production requirements.

Results of Operations

     During the three months ended September 30, 2002 on a consolidated basis, we increased revenues by 1231% to $932,000 as compared to $70,000 for the similar period of the preceding year. Our gross profit margin of our flagship Purific water coolers, based on material and direct labor costs, was maintained at approximately 56% for the three months ended September 30, 2002.

     Net loss on a consolidated basis for the three months ended September 30, 2002 was decreased by 70% to $225,000 or $0.03 per share, as compared to $748,000 or $.10 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the increase in revenues, as well as a reduction in professional fees and a reduction in stock based compensation.

     Operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $15,000 were $572,000 for the three months ended September 30, 2002 as compared to $464,000 for the comparable three months of the prior year. In addition, legal, accounting and other professional expenses for the three months ended September 30, 2002 were $74,000 compared to $154,000 for the three months ended September 30, 2001.

     Current period expenses includes $45,000 of stock based compensation representing the amortization of deferred compensation based on the value of common stock and warrants issued in connection with consulting and credit facility agreements. Stock based compensation for the comparable period of the prior year was $199,000.

Liquidity and Capital Resources

     During the three months ended September 30, 2002 we financed our operations primarily from the collections of receivables in the normal course of business and the financing of certain receivables due from Corbett Water Technologies. A net increase in loans from officers and others amounted to $6,000 during the period.

     Cash used by operations during the three months ended September 30, 2002 amounted to $405,000. Net loss of $225,000 was reduced by non-cash stock based compensation in the amount of $45,000 and depreciation and amortization of $15,000. Cash used by operations was further increased by an increase in accounts receivable in the amount of $543,000 and decreased by accounts payable and accrued expenses in the amount of $282,000. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses, security deposits, customer deposits and inventories amounting to $21,000.

      We have granted warrants, subsequent to our initial public offering in connection with consulting and marketing agreements that may generate additional capital of up to approximately $6,900,000 if exercised. There is no assurance that any of these warrants will be exercised.

     Cash used in investing activities during the three months ended September 30, 2002 represented expenditures for property and equipment in the amount of $11,000 decreased by notes issued for the purchase of equipment in the amount of $9,000.

     The principal payments of $153,000, which consisted of the conversion of accrued officers' salaries, reduced the balance on the $1,750,000 installment notes receivable to $591,000 at September 30, 2002.

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


                                  AquaCell Technologies, Inc.
                                  -------------------------------
                                  Registrant



Date: November 12, 2002               /s/ Gary S. Wolff
                                  -------------------------------
                                   Name:  Gary S. Wolff
                                   Title: Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the first fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   the Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 12, 2002               /s/ James C. Witham
                                  -------------------------------
                                   Name:  James C. Witham
                                   Title: Chief Executive Officer


Date: November 12, 2002               /s/ Gary S. Wolff
                                  -------------------------------
                                   Name:  Gary S. Wolff
                                   Title: Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
      UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I,   James   C.  Witham,  Chief  Executive  Officer  of  AquaCell
Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AquaCell Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The   registrant's  other  certifying  officer  and  I   are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated   the   effectiveness  of  the   registrant's
          disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report
          (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002               /s/ James C. Witham
                                  -------------------------------
                                   Name:  James C. Witham
                                   Title: Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
      UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Gary   S.   Wolff,   Chief  Financial  Officer   of   AquaCell
Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AquaCell Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The   registrant's  other  certifying  officer  and  I   are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
     14) for the registrant and we have:


     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated   the   effectiveness  of  the   registrant's
          disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report
          (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation
          Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002               /s/ Gary S. Wolff
                                  -------------------------------
                                   Name:  Gary S. Wolff
                                   Title: Chief Financial Officer