Form 10QSB
period 2002-12-31
AQUACELL TECHNOLOGIES INC
filed 2003-02-14
CIK 1114655

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
(Mark one)

__X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended December 31, 2002.

_____ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _________ to _________

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

   Yes _____   No _____

              APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value      8,701,224 shares issued and
                                   outstanding as of February 10, 2003.

   Transitional Small Business Disclosure Format (check one):

   Yes _____   No __X__

                   AQUACELL TECHNOLOGIES, INC.

                           FORM 1O-QSB

             FOR THE QUARTER ENDED DECEMBER 31, 2002

                        TABLE OF CONTENTS



                  PART 1- FINANCIAL INFORMATION

                                                                        PAGE
Item 1 Financial Statements:

       Condensed Consolidated Balance Sheet as of December 31,2002.....  1

       Condensed Consolidated Statements of Operations for the
       three and six month periods ended December 31, 2002 and 2001....  2

       Condensed Consolidated Statements of Cash Flow for the
       six month periods ended December 31, 2002 and 2001..............  3

       Notes to Condensed Consolidated Financial Statements............  4

Item 2 Managements Discussion and Analysis:............................  7

       Forward-Looking Statements......................................  7

       Overview........................................................  7

       Results of Operations...........................................  7

       Liquidity and Capital Resources.................................  8


                   PART II- OTHER INFORMATION


Item 4 Submission of Matters to a Vote of Security Holders.............  9

Item 6 Exhibits and Reports on Form 8-K................................  9

Signature..............................................................  9

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET
                             December 31, 2002
                                (Unaudited)
ASSETS
Current assets:
     Cash........................................................ $       2,000
     Notes receivable, including accrued interest of $57,000.....       294,000
     Accounts receivable, net of allowance of $4,000.............       449,000
     Inventories.................................................       112,000
     Prepaid expenses and other current assets...................       101,000
                                                                  --------------
          Total current assets ..................................       958,000
                                                                  --------------

Property and equipment, net .....................................        54,000
                                                                  --------------
Other assets:
     Goodwill....................................................     1,114,000
     Investments.................................................       274,000
     Patents, net ...............................................       109,000
     Security deposits ..........................................        14,000
                                                                  --------------
          Total other assets ....................................     1,511,000
                                                                  --------------
                                                                  $   2,523,000
                                                                  --------------
                                                                  --------------

LIABILITIES
Current liabilities:
     Accounts payable ........................................... $     747,000
     Accrued expenses ...........................................       330,000
     Loans payable to finance company............................       282,000
     Customer deposits...........................................        32,000
     Current portion of long-term debt...........................         4,000
     Loans payable to related parties............................        68,000
                                                                  --------------
          Total current liabilities                                   1,463,000

Loan-term debt, net of current portion...........................         5,000
                                                                  --------------
          Total liabilities......................................     1,468,000
                                                                  --------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l;
     10,000,000 shares authorized; no shares issued..............             -
Common stock, par value $.001;
     40,000,000 shares authorized; 8,601,224 shares
     issued and outstanding......................................         9,000
Additional paid-in capital.......................................    12,833,000
Accumulated deficit..............................................   (11,250,000)
                                                                  --------------
                                                                      1,592,000
Unamortized deferred compensation................................      (537,000)
                                                                  --------------
          Total stockholders' equity.............................     1,055,000
                                                                  --------------
                                                                  $   2,523,000
                                                                  --------------
                                                                  --------------

    See notes to condensed consolidated financial statements.

                         AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                                           Three Months Ended           Six Months Ended
                                              December 31,                December 31,
                                       --------------------------  --------------------------
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenue:
  Net sales........................... $   204,000   $    84,000   $ 1,134,000   $   152,000
  Rental income.......................       2,000         2,000         4,000         4,000
                                       ------------  ------------  ------------  ------------
                                           206,000        86,000     1,138,000       156,000
Cost of sales.........................     139,000        35,000       604,000        63,000
                                       ------------  ------------  ------------  ------------
Gross profit..........................      67,000        51,000       534,000        93,000
                                       ------------  ------------  ------------  ------------

Selling, general and
  administrative expenses:
    Salaries and wages................     283,000       234,000       593,000       467,000
    Legal, accounting and other
      professional expenses...........      30,000       104,000       104,000       267,000
    Stock based compensation..........      55,000       260,000       100,000       450,000
    Impairment loss on investment in
      Corbett Water Technologies, Inc.           -     1,226,000             -     1,226,000
  Other...............................     245,000       273,000       522,000       517,000
                                       ------------  ------------  ------------  ------------
                                           613,000     2,097,000     1,319,000     2,927,000
                                       ------------  ------------  ------------  ------------
Loss from operations before other
  (expense) income....................    (546,000)   (2,046,000)     (785,000)   (2,834,000)
                                       ------------  ------------  ------------  ------------
Other (expense) income:
  Interest expense....................     (18,000)            -       (22,000)            -
  Interest income.....................      14,000        35,000        32,000        75,000
  Other income........................           -       100,000             -       100,000
                                       ------------  ------------  ------------  ------------
                                            (4,000)      135,000        10,000       175,000
                                       ------------  ------------  ------------  ------------
Net loss attributable to common
  stockholders.......................  $  (550,000)  $(1,911,000)  $  (775,000)  $(2,659,000)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
Net loss per common share---
  basic dilute.......................  $     (0.06)  $     (0.23)  $     (0.09)  $     (0.33)
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
Weighted average shares outstanding--
  basic and diluted..................     8,601,000     8,160,000     8,601,000    7,947,000
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

    See notes to condensed consolidated financial statements.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
                                                          Six Months Ended
                                                            December 31,
                                                     --------------------------
                                                         2002          2001
                                                     ------------  ------------
Cash flows from operating activities:
Net loss...........................................  $  (775,000)  $(2,659,000)
Adjustment to reconcile net loss to net cash
  used in operating activities;
    Impairment loss on investment in
      Corbett Water Technologies, Inc..............            -     1,226,000
    Stock based compensation.......................      100,000       459,000
    Depreciation and amortization..................       31,000        27,000
Changes in:
  Accounts receivable..............................     (258,000)      (31,000)
  Accrued interest receivable......................      (32,000)       27,000
  Prepaid expenses and other current assets........      115,000         1,000
  Inventories......................................      (10,000)       (2,000)
  Accounts payable.................................       29,000       222,000
  Accrued expenses.................................      416,000       130,000
  Customer deposits................................       16,000             -
                                                     ------------  ------------
    Net cash used in operating activities..........     (368,000)     (600,000)
                                                     ------------  ------------
Cash flows from investing activities:
  Notes issued for purchase of property and
    equipment, net of payments.....................        9,000             -
  Collections on notes receivable..................            -       317,000
  Purchase of property and equipment...............      (11,000)       (4,000)
                                                     ------------  ------------
    Net cash provided by (used in) investing
      activities...................................       (2,000)      313,000
                                                     ------------  ------------
Cash flows from financing activities:
  Proceeds of loans from finance company...........      438,000             -
  Payments on loans from finance company...........     (156,000)            -
  Loans and advances from related parties, net.....       39,000        (4,000)

    Net cash provided by (used in)
      financing activities.........................      321,000        (4,000)
                                                     ------------  ------------

Decrease in cash...................................  $   (49,000)  $  (291,000)
Cash, beginning of period..........................        51,000      298,000
                                                     ------------  ------------
Cash, end of period................................  $      2,000  $     7,000
                                                     ------------  ------------
                                                     ------------  ------------

Supplemental disclosure of cash flow information:
  Cash paid for interest...........................  $    10,000   $         -

Supplemental schedule of non-cash investing
  and financing activities:
    Issuance of common stock in connection
      with investment..............................  $         -   $ 1,500,000
    Issuance of common stock and warrants for
      services to the company......................  $    43,000   $   525,000
    Principal payments on notes receivable by
       conversion of accrued officers salaries.....      284,000   $         -
    Retirement of 82,422 shares of treasury stock..  $   251,000   $         -


    See notes to condensed consolidated financial statements.

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 2002 (Unaudited)


NOTE A - BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiaries.
All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2002.


NOTE B - NOTES RECEIVABLE

     At December 31, 2002, the notes receivable consist of $50,000 from a non-affiliated party and $552,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing August 16, 2001 were extended to September 16, 2001. At September 16, 2001, the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. Officers/stockholders of Aquacell, have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets and have paid $852,000 in principal and $32,000 in interest through contribution of salaries in the amount of $633,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000, at December 31, 2002. Such shares were recorded as treasury stock and retired by the Company at December 31, 2002. During December 2002 the officers/stockholders contributed accrued salaries totaling $131,000 as payment under the guaranty provisions of the notes receivables. The Company has recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June 30, 2001. The balance of the notes are unsecured and matured between March 2002 and October 2002. The note that matured in October 2002 was extended for one year. Interest receivable at December 31, 2002 amounted to $7,000 from a non-affiliated party and $50,000 from non-director/employee stockholders and entities owned by them.


NOTE C - INVENTORIES

     Inventories consist of the following at December 31, 2002:

          Raw materials.........................   $  80,000
          Work in progress......................      32,000
                                                   ----------
                                                   $ 112,000
                                                   ----------
                                                   ----------

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 2002 (Unaudited)


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at December
31, 2002:

       Furniture and fixtures........................ $  35,000
       Equipment - office............................    95,000
       Machinery and equipment.......................   122,000
       Rental units..................................     9,000
       Leasehold improvements........................    10,000
       Truck.........................................    11,000
                                                        282,000
       Less accumulated depreciation.................   228,000
                                                      ----------
                                                      $  54,000
                                                      ----------
                                                      ----------

NOTE E - LOANS PAYABLE TO FINANCE COMPANY

      On August 24, 2002 the Company entered into a credit facility agreement to finance the receivables of its largest customer, Corbett Water Technologies, Inc. The agreement is for a one-year term, and calls for interest at the rate of 18 1/4% per annum in addition to the payment of certain processing fees. Payments are made directly to the lender by Corbett Water and the financing is collateralized by the Company's accounts receivable from Corbett Water Technologies, Inc. (See Note H.)


NOTE F - LOANS PAYABLE TO RELATED PARTIES

      At December 31, 2002 the loans payable to related parties consist of unsecured demand interest free loans of $68,000.


NOTE G - LONG TERM DEBT

       At December 31, 2002 long-term debt consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note are as follows:

    Twelve  months ending  December 31, 2003...........  $ 4,000
                           December 31, 2004...........    4,000
                           December 31, 2005...........    1,000
                                                         -------
                                                         $ 9,000
                                                         -------
                                                         -------

NOTE H - EQUITY TRANSACTIONS

     In connection with a one-year credit facility agreement entered into in August 2002, the lender was granted warrants to purchase 160,000 shares of common stock, at an exercise price of $0.78 per share, whose total value is estimated at approximately $43,000. The estimated value of the warrants is being amortized to expense over one year. Amortization for the six months ended December 31, 2002 was $18,000.

     On December 4, 2002 stockholders approved the adoption of the Company's 2002 Directors Stock Option Plan. The plan covers an aggregate of 500,000 shares of the Company's common stock for non-employee directors.

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

     For the six months ended December 31, 2002 we increased revenues by 629% to $1,138,000 while cutting our per share losses by 73% and decreasing our selling, general and administrative expenses by 55% to $1,319,000. This increase in revenues is primarily attributable to the growing acceptance of our flagship Purific Water Cooler in the marketplace. We believe that through our marketing efforts that sales of Purific coolers will continue to grow with an increase of sales in our other products and emerging product lines.

     During late September, Corbett Water Technologies, Inc., the exclusive distributor of our Purific Water Cooler, made a decision to restructure its business model, reduced its sales staff and has not implemented a plan for national marketing, as was the clear intent of our Distribution Agreement. We are restructuring our exclusive relationship with Corbett to allow us to implement a national marketing program.

Results of Operations

     During the six months ended December 31, 2002 on a consolidated basis, we increased revenues by 629% to $1,138,000 as compared to $156,000 for the similar period of the preceding year. Net loss on a consolidated basis for the six months ended December 31, 2002 was decreased by 71% to $775,000 or $0.09 per share, as compared to $2,659,000 or $0.33 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the increase in revenues, as well as a reduction in selling, general and administrative expenses of $1,608,000 or 55%.

     Operating expenses consisting of salaries and wages and other selling, general and administrative expenses, exclusive of depreciation and amortization of $31,000 were $1,084,000 for the six months ended December 31, 2002 as compared to $957,000 for the comparable six months of the prior year. In addition, legal, accounting and other professional expenses for the six months ended December 31, 2002 were $104,000 compared to $267,000 for the six months ended December 31, 2001. This reduction was partially attributable to a net reduction of $55,000 in accrued consulting fees written off. Stock based compensation was $100,000 for the six months ended December 31, 2002 as compared to $450,000 for the same period of the prior year.

Liquidity and Capital Resources

     During the six months ended December 31, 2002 we financed our operations primarily from the collections of receivables in the normal course of business and the financing of certain receivables due from Corbett Water Technologies. A net increase in loans from officers and others amounted to $39,000 during the period.

     Cash used by operations during the six months ended December 31, 2002 amounted to $368,000. Net loss of $775,000 was reduced by non-cash stock based compensation in the amount of $100,000 and depreciation and amortization of $31,000. Cash used by operations was further increased by an increase in accounts receivable in the amount of $258,000 and decreased by accounts payable and accrued expenses in the amount of $445,000. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses, customer deposits, and inventories amounting to $89,000.

      During January 2003, the Company borrowed $100,000 from an unrelated party at 18% interest for a period of ninety days. As consideration for the availability of short term financing the Company granted the Lender 100,000 shares of its restricted common stock.

      We  have granted warrants, subsequent to our initial public offering  in connection with consulting, marketing, and financing
agreements  that  may  generate  additional  capital  of  up   to
approximately $5,500,000 if exercised.

     Cash  used  in investing activities during six months  ended
December 31, 2002 represented expenditures for property and equipment in the amount of $11,000 decreased by notes issued for the purchase of equipment in the amount of $9,000.

     The principal payments of $284,000, which consisted of accrued officers' salaries, reduced the balance on the $1,750,000 installment notes receivable to $460,000 at December 31, 2002.

     Management believes that the collections on notes receivable, and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

                   PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB the Company held its annual meeting of stockholders on December 4, 2002 and the following matters were submitted to a vote of security holders through the solicitation of proxies:

     (a) A matter voted upon at the meeting was the election of two Company directors, to wit, Karen B. Laustsen and Dr. William DiTuro. The Company's three other directors, namely James C. Witham, Glenn A. Bergenfield, and Gary S. Woff continued in office after the meeting. In addition, the appointment of Wolinetz, Lafazan & Company, PC as the Company's independent auditors and the adoption of the Company's 2002 Directors Stock Option Plan were other matters voted upon at the meeting.

     (b) The election of Ms. Laustsen and Dr. DiTuro as directors was voted upon at the meeting. Each of the nominees received 6,411,753 votes in favor of election and no votes abstained. Wolinetz, Lafazan & Company, PC was elected as the Company's independent auditors receiving 6,378,252 votes and 10,232 votes abstained. The 2002 Directors Stock Option Plan was voted upon at the meeting and was passed receiving 4,307,149 votes and 115,250 abstained. There were no broker non-votes recorded.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     None.


                            SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  AquaCell Technologies, Inc.
                                  ------------------------------
                                  Registrant


Date: February 14, 2003           /s/ Gary S. Wolff
                                  ------------------------------
                                  Gary S. Wolff
                                  Chief Financial Officer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350
                     AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the second fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1.   the Report fully complies with the requirements of
          Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: February 14, 2003               /s/ James C. Witham
                                  -------------------------------
                                   Name:  James C. Witham
                                   Title: Chief Executive Officer


Date: February 14, 2003               /s/ Gary S. Wolff
                                  -------------------------------
                                   Name:  Gary S. Wolff
                                   Title: Chief Financial Officer

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

Date: February 14, 2003               /s/ James C. Witham
                                  -------------------------------
                                   Name:  James C. Witham
                                   Title: Chief Executive Officer

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


Date: February 14, 2003               /s/ Gary S. Wolff
                                  -------------------------------
                                   Name:  Gary S. Wolff
                                   Title: Chief Financial Officer