Form 10QSB
period 2003-03-31
AQUACELL TECHNOLOGIES INC
filed 2003-05-15
CIK 1114655

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
(Mark one)
   __X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2003.

   _____ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ______

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

                                (909) 987-0456
                (Issuer's Telephone Number, Including Area Code)
                      ____________________________________

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

     Common Stock, $.001 par value             8,726,224 shares outstanding
                                                  as of May 12, 2003

     Transitional Small Business Disclosure Format (check one):
     Yes  _____     No  __X__

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                     FOR THE QUARTER ENDED MARCH 31, 2003

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1  Financial Statements:
        Condensed Consolidated Balance Sheet as of March 31, 2003 .......    1

        Condensed Consolidated Statements of Operations for the three
        and nine month periods ended March 31, 2003 and 2002 ............    2

        Condensed Consolidated Statements of Cash Flow for the nine
        month periods ended March 31, 2003 and 2002 .....................    3

        Notes to Condensed Consolidated Financial Statements ............    5

Item 2  Management's Discussion and Analysis: ...........................    8
                Forward-Looking Statements
                Overview
                Results of Operations
                Liquidity and Capital Resources

Item 3 Controls and Procedures ..........................................    10


                          PART II - OTHER INFORMATION


Item 4  Submission of Matters to a Vote of Security Holders .............    10

Item 6  Exhibits and reports on Form 8-K ................................    10

Signature ...............................................................    10

Certifications ..........................................................    11

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2003
                                  (Unaudited)
ASSETS
Current assets:
     Cash ........................................................ $    101,000
     Receivable from sale of preferred stock .....................       95,000
     Notes receivable, including accrued interest of $69,000 .....      210,000
     Accounts receivable, net of allowance of $4,000 .............      300,000
     Inventories .................................................       98,000
     Prepaid expenses and other current assets ...................      116,000
                                                                   -------------
          Total current assets ...................................      920,000
                                                                   -------------

Property and equipment, net ......................................       45,000
                                                                   -------------
Other assets:
     Goodwill ....................................................    1,114,000
     Investments .................................................      274,000
     Patents, net ................................................      104,000
     Security deposits ...........................................       14,000
                                                                   -------------
          Total other assets .....................................    1,506,000
                                                                   -------------
                                                                     $2,471,000
                                                                   -------------
                                                                   -------------
LIABILITIES
Current liabilities:
     Accounts payable ............................................ $    736,000
     Accrued expenses ............................................      393,000
     Loans payable to finance company ............................      177,000
     Loan payable ................................................      100,000
     Customer deposits ...........................................       29,000
     Current portion of long-term debt............................        4,000
     Loans payable to related parties.............................       79,000
                                                                   -------------
          Total current liabilities ..............................    1,518,000

Long-term debt, net of current portion............................        4,000
                                                                   -------------
          Total liabilities ......................................    1,522,000
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.00l; 8,130,000 shares authorized;
     none issued and outstanding .................................            -
Preferred stock Series A convertible; par value $.00l;
     1,870,000 shares authorized; 685,000 shares issued and
     outstanding .................................................        1,000
Common stock, par value $.001; 40,000,000 shares authorized;
     8,701,224 shares issued and outstanding .....................        9,000
Additional paid-in capital .......................................   13,313,000
Accumulated deficit ..............................................  (11,881,000)
                                                                   -------------
                                                                      1,442,000
Unamortized deferred compensation ................................     (493,000)
                                                                   -------------
          Total stockholders' equity .............................      949,000
                                                                   -------------
                                                                   $  2,471,000
                                                                   -------------
                                                                   -------------

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Nine Months Ended
                                     March 31,                 March 31,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
Revenue:

  Net sales ...............  $   188,000  $   208,000  $ 1,322,000  $   360,000
  Rental income ...........        1,000        2,000        5,000        6,000
                             ------------ ------------ ------------ ------------
                                 189,000      210,000    1,327,000      366,000
Cost of sales .............      139,000      103,000      743,000      166,000
                             ------------ ------------ ------------ ------------
Gross profit ..............       50,000      107,000      584,000      200,000
                             ------------ ------------ ------------ ------------

Selling, general and
  administrative expenses:

  Salaries and wages ......      329,000      253,000      922,000      720,000
  Legal, accounting and
    other professional
    expenses ..............       36,000       72,000      140,000      339,000
  Stock based compensation        56,000      137,000      156,000      587,000
  Impairment loss on
    investment in Corbett
    Water Technologies, Inc            -            -            -    1,226,000
  Other ...................      257,000      203,000      779,000      720,000
  Recovery of notes
    receivable reserve ....      (57,000)           -      (57,000)           -
                             ------------ ------------ ------------ ------------
                                 621,000      665,000    1,940,000    3,592,000
                             ------------ ------------ ------------ ------------

Loss from operations before
  other (expense) income ..     (571,000)    (558,000)  (1,356,000)  (3,392,000)
                             ------------ ------------ ------------ ------------
Other (expense) income:
  Amortization of loan fee       (58,000)           -      (58,000)           -
  Interest expense ........      (14,000)           -      (36,000)           -
  Interest income .........       13,000       30,000       45,000      105,000
  Other income ............            -            -            -      100,000
                             ------------ ------------ ------------ ------------
                                 (59,000)      30,000      (49,000)     205,000
                             ------------ ------------ ------------ ------------
Net loss attributable to
  common stockholders .....  $  (630,000) $  (528,000) $(1,405,000) $(3,187,000)
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------
Weighted average shares
  outstanding- basic and
  diluted .................    8,692,000    8,240,000    8,631,000    8,032,000
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------
Net loss per common
  share- basic and
  diluted .................  $     (0.07) $     (0.06) $     (0.16) $     (0.40)
                             ------------ ------------ ------------ ------------
                             ------------ ------------ ------------ ------------

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Cash flows from operating activities:

Net loss ........................................     $(1,405,000)  $(3,187,000)

Adjustment to reconcile net loss to net cash used in operating activities:

  Impairment loss on investment in Corbett Water
    Technologies, Inc. ..........................               -     1,226,000
  Stock based compensation ......................         156,000       587,000
  Amortization of loan fee.......................          58,000             -
  Depreciation and amortization .................          46,000        41,000
  Reduction of reserve on notes receivable.......         (57,000)            -

Changes in:

  Accounts receivable ...........................        (109,000)       (2,000)
  Accrued interest receivable ...................         (44,000)       18,000
  Prepaid expenses and other current assets .....         100,000        30,000
  Inventories ...................................           4,000       (19,000)
  Accounts payable ..............................          18,000       304,000
  Accrued expenses ..............................         631,000       270,000
  Customer deposits .............................          13,000        32,000
  Other .........................................           5,000             -
                                                      ------------  ------------
        Net cash used in operating activities ...        (584,000)     (700,000)
                                                      ------------  ------------
Cash flows from investing activities:

  Notes issued for purchased of property and
    equipment, net of payments ..................           8,000             -
  Collections on notes receivable ...............               -       513,000
  Purchase of property and equipment ............         (12,000)       (4,000)
                                                      ------------  ------------
        Net cash provided by (used in)
          investing activities ..................          (4,000)      509,000
                                                      ------------  ------------
Cash flows from financing activities:

  Proceeds from private placement of
    preferred stock .............................         311,000             -
  Loan from unrelated third party ...............         100,000             -
  Proceeds from loans from finance company ......         438,000             -
  Payments on loans from finance company ........        (261,000)            -
  Loans and advances from related parties, net ..          50,000        (4,000)
                                                      ------------  ------------
        Net cash provided by (used in)
          financing activities ..................         638,000        (4,000)
                                                      ------------  ------------

Increase (decrease) in cash .....................     $    50,000   $  (195,000)
Cash, beginning of period .......................          51,000       298,000
                                                      ------------  ------------
Cash, end of period .............................     $   101,000   $   103,000
                                                      ------------  ------------
                                                      ------------  ------------

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                          Nine Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest ........................     $    20,000   $         -

Supplemental schedule of non-cash investing
  and financing activities:
Issuance of preferred stock in private
  placement for expenses of the offering ........     $    25,000   $         -
Note payments of principal and interest made by
  management with their shares of the Company's
  common stock ..................................     $         -   $   251,000
Issuance of common stock as loan fee ............     $    62,000   $         -
Issuance of common stock in connection with
  investment ....................................     $         -   $ 1,500,000
Issuance of common stock and warrants for
  services to the company .......................     $    55,000   $   525,000
Retirement of 82,422 shares of treasury stock....     $   251,000   $         -
Principal payments on notes receivable by
  conversion of accrued officers' salaries.......     $   437,000   $   218,000
Issuance of common stock to acquire subsidiary ..     $         -   $ 1,000,000
Issuance of common stock to satisfy indebtedness
  of acquired subsidiary's vendors ..............     $         -   $   189,000
Receivable on preferred stock....................     $    95,000   $         -


           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003 (Unaudited)

NOTE A - BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2002.

NOTE B - RECEIVABLE FROM SALE OF PREFERRED STOCK

   At March 31, 2003, the receivable from sale of preferred stock represented the amount owed for the sale of shares of Series A convertible preferred stock in the private placement (see Note J). The investor's payment was received on April 9, 2003.

NOTE C - NOTES RECEIVABLE

   At March 31, 2003, the notes receivable consist of $50,000 from a non-affiliated party and $399,000 from non-director/employee stockholders and entities owned by them at an annual interest rate of 8%. Notes totaling $1,750,000 maturing August 16, 2001 were extended to September 16, 2001. At September 16, 2001 the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. Officers/stockholders of Aquacell, have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets and have paid $1,005,000 in principal and $32,000 in interest through contribution of salaries in the amount of $786,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000, on a cumulative basis through March 31, 2003. Such shares were recorded as treasury stock and retired by the Company at December 31, 2002. During March 2003 the officers/ stockholders contributed accrued salaries totaling $153,000 as payment under the guaranty provisions of the notes receivable. The Company recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June 30, 2001. At March 31, 2003 the adjustment was decreased by $57,000 to equal the remaining principal balances of the notes. Such recovery has been reported in the Statement of Operations. The balance of the notes are unsecured and matured between March 2002 and October 2002. The note that matured in October 2002 was extended for one year. Interest receivable at March 31, 2003 amounted to $8,000 from a non-affiliated party and $61,000 from non-director/employee stockholders and entities owned by them.

NOTE D - INVENTORIES

   Inventories consist of the following at March 31, 2003:

          Raw materials ...............     $ 76,000
          Work in progress .............      22,000
                                            ---------
                                            $ 98,000
                                            ---------
                                            ---------

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003 (Unaudited)

NOTE E - PROPERTY AND EQUIPMENT

   Property and equipment is summarized as follows at March 31, 2003:

          Furniture and fixtures ...................   $   35,000
          Equipment - office .......................       95,000
          Machinery and equipment ..................      122,000
          Rental units .............................        9,000
          Leasehold improvements ...................       10,000
          Truck ....................................       11,000
                                                       -----------
                                                          282,000
          Less accumulated depreciation ............      237,000
                                                       -----------
                                                       $   45,000
                                                       -----------
                                                       -----------

NOTE F - LOANS PAYABLE TO FINANCE COMPANY

   On August 24, 2002 the Company entered into a credit facility agreement to finance the receivables of its largest customer, Corbett Water Technologies, Inc. The agreement is for a one-year term, and calls for interest at the rate 18 1/4% per annum in addition to the payment of certain processing fees. Payments are made directly to the lender by Corbett Water and the financing is collateralized by the Company's accounts receivable from Corbett Water Technologies, Inc. (See Note J)

NOTE G - LOAN PAYABLE

   On January 6, 2003 the Company borrowed $100,000 from an unrelated party for a period of three months. Terms of the loan call for interest at the rate of 18% per annum and the payment of 100,000 shares of the Company's common stock valued at $62,000. For the nine months ended March 31, 2003 amortization of this loan fee amounted to $58,000. On April 6, 2003 the Company repaid $50,000 of the loan, together with all interest due to that date and extended the remaining $50,000 principal for an additional thirty day period at the same rate of interest. The Company issued an additional 25,000 shares of its common stock as consideration for the extension.

NOTE H - LOANS PAYABLE TO RELATED PARTIES

   At March 31, 2003 the loans payable to related parties consist of unsecured demand interest free loans of $79,000.

NOTE I - LONG TERM DEBT

   At March 31, 2003 long-term debt consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note follows:

          Twelve months ending March 31, 2004        $  4,000
                               March 31, 2005           4,000
                                                     ---------
                                                     $  8,000
                                                     ---------
                                                     ---------

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          March 31, 2003 (Unaudited)

NOTE J - EQUITY TRANSACTIONS

   In connection with a one-year credit facility agreement entered into in August 2002, the lender was granted warrants to purchase 160,000 shares of common stock, at an exercise price of $0.78 per share, whose total value is estimated at approximately $43,000. The estimated value of the warrants is being amortized to expense over one year. Amortization for the nine months ended March 31, 2003 was $32,000.

   On December 4, 2002 stockholders approved the adoption of the Company's 2002 Directors Stock Option Plan. The plan covers an aggregate of 500,000 shares of the Company's common stock for non-employee directors.

   In connection with a one-year consulting agreement entered into in March 2003, the Company issued 150,000 warrants to purchase common stock of the Company at an exercise price of $1.00 per share, whose total value is estimated at approximately $12,000. The estimated value of the warrants is being amortized to expense over one year. Amortization for the nine months ended March 31, 2003 was $1,000.

   During March 2003 the Company completed a private placement of 685,000 shares of a newly designated Series A Convertible Preferred Stock. The offering consists of one share of preferred stock at a price of $0.63 per share and one Class A common stock purchase warrant exercisable at $1.16 per share. The Series A Convertible Preferred Stock carries an 8% dividend and is convertible into the Company's common stock on a one for one basis. The Series A Convertible Preferred carries a mandatory conversion feature. In connection with this offering the Company received gross proceeds of $311,000 exclusive of $95,000 received in April 2003. As part of this offering 40,000 shares were issued to the Company's attorney as consideration for expenses of the offering.

NOTE K - SUBSEQUENT EVENT

   Subsequent to March 31, 2003 the Company raised net proceeds of approximately $329,000 through the sale of 500,000 shares of Series A Convertible Preferred Stock at $0.75 per share and 500,000 Class A Common Stock Purchase Warrants exercisable at $1.60 per share.

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

   For the nine-months ended March 31, 2003 we increased revenues by 263% to $1,327,000 while cutting our per share losses by 60% and decreasing our selling, general and administrative expenses by 46% to $1,940,000. This increase in revenues is primarily attributable to the growing acceptance of our flagship Purific Water Cooler in the marketplace.

   Revenues for the quarter ended March 31, 2003 fell short of the Company's target and expectations as a result of the Company's restructuring of its exclusive working relationship with Corbett Water Technologies, Inc. We are restructuring our exclusive relationship with Corbett to allow us to implement a national marketing program. The Company will be setting up various channels of distribution and each of these selling groups will be responsible for payment of their own expenses. As a result, the Company does not anticipate incurring significant marketing costs as a result of the above arrangements.

   We recently completed, through our AquaCell Media subsidiary, a successful product test of our Purificr Water Cooler as the first phase of a project funded by a Fortune 100 company and conducted by a consultant group they hired for its implementation. Given these favorable results, we are collectively proceeding to the next phase for the funding of the market test, in order to find the most effective means for marketing the Purificr cooler to the residential community, the fastest growing segment of the bottled water industry.

Results of Operations

   During the nine months ended March 31, 2003 on a consolidated basis, we increased revenues by 263% to $1,327,000 as compared to $366,000 for the similar period of the preceding year. This increase is primarily attributable to an increase in sales to Corbett Water in the amount of approximately $303,000, sales to Connecticut Water of approximately $48,000, and a sales increase by our Water Science Technologies (WST) subsidiary in the approximate amount of $405,000. Net loss on a consolidated basis for the nine months ended March 31, 2003 was decreased by 56% to $1,405,000 or $0.16 per share, as compared to $3,187,000 or $0.40 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the increase in revenues, as well as a reduction in selling, general and administrative expenses of $1,652,000 or 46%. The significant decrease in the selling, general and administrative expenses was principally a result of a $1,226,000 impairment charge impacting only the prior period.

   On a consolidated basis gross margin percentage decreased to 44% for the nine months ended March 31, 2003 as compared to 56% for the prior period. This decrease is attributable to the 25% gross margin maintained by our WST subsidiary. Our Global Water-Aquacell subsidiary continued to reflect a gross margin of approximately 55%.

   Salaries and wages increased by $202,000 for the nine months ended March 31, 2003 over the comparable prior year period. This increase is primarily attributable to salaries incurred by our WST subsidiary of approximately $145,000 and payments to senior management in the approximate amount of $75,000. Legal, accounting and other professional expenses decreased by approximately $199,000 for the nine months ended March 31, 2003 primarily attributable to terminated consulting agreements. Stock based compensation decreased by $431,000 to $156,000 for the nine months ended March 31, 2003. Other selling, general and administrative expenses, consisting primarily of rent-$120,000, telephone and utilities- $58,000, travel- $45,000, business promotion- $117,000, insurance- $70,000 and vehicle expenses- $70,000, increased by approximately $59,000 to $779,000 for the nine months ended March 31, 2003.

Liquidity and Capital Resources

   During the nine months ended March 31, 2003 we financed our operations primarily from the collections of receivables in the normal course of business; the financing of certain receivables due from Corbett Water Technologies and the sale of equity securities. During March 2003 the Company received gross proceeds of $311,000 from the sale of its preferred stock and an additional $95,000 in April 2003. A net increase in loans from officers and others amounted to $50,000 during the period. The Company borrowed $100,000 from an unrelated party.

   Cash used by operations during the nine months ended March 31, 2003 amounted to $584,000. Net loss of $1,405,000 was reduced by a non-cash stock based compensation and loan fee amortization in the amount of $214,000, depreciation and amortization of $46,000 and increased by a reduction in notes receivable reserve of $57,000. Cash used by operations was further increased by an increase in accounts receivable in the amount of $109,000 and decreased by accounts payable and accrued expenses in the amount of $649,000. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses, customer deposits, inventories and other amounting to $78,000.

   Cash used in investing activities during nine months ended March 31, 2003 represented expenditures for property and equipment in the amount of $12,000 decreased by notes issued for the purchase of equipment in the amount of $8,000, net of repayments.

   Cash provided by financing activities was approximately $638,000. The Company borrowed $100,000 from an unrelated party and $50,000 from related parties. Sales of equity securities amounted to $311,000 and net proceeds from accounts receivable financing amounted to $177,000.

   Subsequent to March 31, 2003 the Company raised net proceeds of $329,000 from the sale of equity securities.

   We have granted warrants, subsequent to our initial public offering in connection with consulting, marketing and financing agreements and the sale of equity securities that may generate additional capital of up to approximately $6,200,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

   The principal payments of $153,000, which consisted of contributed accrued officers' salaries, reduced the balance on the $1,750,000 installment notes receivable to $307,000 at March 31, 2003.

   Management believes that the collections on notes receivable, cash flows expected to be generated from future operations and anticipated additional equity financings will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

ITEM 3.   CONTROLS AND PROCEDURES

   Within the 90 days prior to the date of this Report the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   DURING THE PERIOD COVERED BY THIS REPORT ON FORM 10-QSB THERE WERE NO REPORTS FILED ON FORM 8-K.


                                   SIGNATURE

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AquaCell Technologies, Inc.
                                       -----------------------------------------
                                       Registrant


Date: May 15, 2003                     /s/ Gary S. Wolff
                                       -----------------------------------------
                                           Gary S. Wolff
                                           Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the third fiscal quarter ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: May 15, 2003                    /s/ James C. Witham
                                       -----------------------------------------
                                       Name: James C. Witham
                                       Title: Chief Executive Officer


Dated: May 15, 2003                    /s/ Gary S. Wolff
                                       -----------------------------------------
                                       Name: Gary S. Wolff
                                       Title: Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: May 15, 2003                    /s/ James C. Witham
                                       -----------------------------------------
                                       Name: James C. Witham
                                       Title: Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Dated: May 15, 2003                    /s/ Gary S. Wolff
                                       -----------------------------------------
                                       Name: Gary S. Wolff
                                       Title: Chief Financial Officer