Form 10KSB/A
period 2002-06-30
AQUACELL TECHNOLOGIES INC
filed 2003-08-08
CIK 1114655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 1-16165

AQUACELL TECHNOLOGIES, INC. (Name of small business issuer in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	33-0750453 (I.R.S. Employer Identification No.)
10410 Trademark Street, Rancho Cucamonga, CA (Address of principal executive offices)	91730 (Zip Code)

Issuer's telephone number: (909) 987-0456

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No

PART III

ITEM 14. CONTROLS AND PROCEDURES

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