Form 10QSB/A
period 2002-12-31
AQUACELL TECHNOLOGIES INC
filed 2003-08-08
CIK 1114655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended December 31, 2002

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	8,701,224 shares outstanding as of February 10, 2003

Transitional Small Business Disclosure Format (check one):     Yes         No   X

AQUACELL TECHNOLOGIES, INC.
FORM 1O-QSB/A
FOR THE QUARTER ENDED DECEMBER 31, 2002
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		PAGE
Item 1	Financial Statements:
	Condensed Consolidated Balance Sheet as of December 31, 2002	1
	Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flow for the six month periods ended December 31, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management's Discussion and Analysis:
	Forward-Looking Statements	6
	Overview	6
	Results of Operations	6
	Liquidity and Capital Resources	7
Item 3	Controls and Procedures	7A
PART II - OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	8
Item 6	Exhibits and reports on Form 8-K	8
Signature		8

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