Form 10QSB/A
period 2003-03-31
AQUACELL TECHNOLOGIES INC
filed 2003-08-08
CIK 1114655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2003

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

AQUACELL TECHNOLOGIES, INC.
FORM 1O-QSB/A
FOR THE QUARTER ENDED MARCH 31, 2003
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		PAGE
Item 1	Financial Statements:
	Condensed Consolidated Balance Sheet as of March 31, 2003	1
	Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flow for the nine month periods ended March 31, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis:	8
	Forward-Looking Statements
	Overview
	Results of Operations
	Liquidity and Capital Resources
Item 3	Controls and Procedures	10
PART II - OTHER INFORMATION
Item 2(c)	Sales of Unregistered Securities	10A
Item 4	Submission of Matters to a Vote of Security Holders	10
Item 6	Exhibits and reports on Form 8-K	10
Signature		10
Certifications		11

i

PART II. OTHER INFORMATION

Item 2 (c) Sales of Unregistered Securities

During March 2003 the Registrant sold 685,000 shares of Series A Preferred Sock at $.63 per share together with 685,000 Common Stock Purchase Warrants to 12 accredited investors pursuant to Regulation D, Rule 505, of the Securities Act. Each preferred share is convertible into one common share upon the earlier of one year from issuance or registration of the underlying common shares and each warrant is convertible into one common share at an exercise price of $1.16. The total amount of the offering sold was $431,550 and no underwriting discount or commission was paid.

10A