Form 10QSB/A
period 2002-09-30
AQUACELL TECHNOLOGIES INC
filed 2003-08-19
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB-A

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

Transitional Small Business Disclosure Format (check one):     Yes         No   X

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the amended Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the first fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.     the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 12, 2002	/s/ James C. Witham Name: James C. Witham Title: Chief Executive Officer
Dated: November 12, 2002	/s/ Gary S. Wolff Name: Gary S. Wolff Title: Chief Financial Officer

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, James C. Witham, Chief Executive Officer of AquaCell Technologies, Inc., certify that:

1.     I have reviewed this amended quarterly report on Form 10-QSB of AquaCell Technologies, Inc.;

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

Dated: November 12, 2002	/s/ James C. Witham Name: James C. Witham Title: Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Gary S. Wolff, Chief Financial Officer of AquaCell Technologies, Inc., certify that:

1.     I have reviewed this amended quarterly report on Form 10-QSB of AquaCell Technologies, Inc.;

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

Dated: November 12, 2002	/s/ Gary S. Wolff Name: Gary S. Wolff Title: Chief Financial Officer