Form 10QSB/A
period 2002-12-31
AQUACELL TECHNOLOGIES INC
filed 2003-08-19
CIK 1114655

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value	8,701,224 shares outstanding as of February 10, 2003.

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
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the amended Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the second fiscal quarter ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1.      the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          2.     the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: February 14, 2003	/s/ James C. Witham Name: James C. Witham Title: Chief Executive Officer
Dated: February 14, 2003	/s/ Gary S. Wolff Name: Gary S. Wolff Title: Chief Financial Officer

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

Dated: February 14, 2003	/s/ James C. Witham Name: James C. Witham Title: Chief Executive Officer

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

Dated: February 14, 2003	/s/ Gary S. Wolff Name: Gary S. Wolff Title: Chief Financial Officer