Form 10KSB
period 2003-06-30
AQUACELL TECHNOLOGIES INC
filed 2003-09-26
CIK 1114655

-----------------------------------------------------------------

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


                 Commission File Number 1-16165


                   AQUACELL TECHNOLOGIES, INC.
         ----------------------------------------------
         (Name of small business issuer in its charter)


            Delaware                        33-0750453
-------------------------------  --------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)        Identification No.)

  10410 Trademark Street, Rancho Cucamonga, CA          91730
------------------------------------------------    -------------
    (Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (909) 987-0456

Securities registered pursuant to Section 12(b) of the Act:  None

Securities  registered  pursuant to Section  12(g)  of  the  Act:
Common Stock, par value $.001 per share

   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The information required in Part III by Items 9, 10, 11 and 12 is incorporated by reference to the issuer's proxy statement in connection with the 2003 Annual Meeting of Shareholders, which will be filed by the issuer within 120 days after the close of its fiscal year.

  State issuer's revenues for its most recent fiscal year:
$1,588,000.

   As of September 15, 2003, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the American Stock Exchange) held by non-affiliates of the issuer was $21,216,101.

   At  September  25, 2003 10,429,255 shares of  issuer's  Common
Stock were outstanding.


                             PART I

ITEM 1.   BUSINESS

Overview

   AquaCell Technologies, Inc. (the "Company") is engaged in the manufacture and sale of products for water filtration and purification through our operating subsidiaries, Global Water-Aquacell, Inc. and Water Science Technologies, Inc. (WST). Our
products address various water treatment applications for industrial, commercial, institutional and residential purposes. These applications range from providing purified drinking water-through our point-of-use patented self-filling Purificr Water Cooler and production of water bottling plant equipment- to equipment for processing water for ultra-pure purposes, such as micro-chip and pharmaceutical manufacturing. The Company was incorporated in Delaware on March 19, 1997.

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

Water Purification Industry Background

   Warning  of  a mounting water crisis, the United  Nations  has designated 2003 as the "International Year of Freshwater", stating, "Water is likely to become a growing source of tension and fierce competition between nations if present trends continue.". The UN has reported that more than half of humanity will be living with water shortages within 50 years. However, an article appearing in the June 2003 Water Conditioning & Purification magazine, states that wars over water are unlikely since it would cost far less to build water treatment and desalination systems to produce water for a given country - giving rise to the water purification industry.

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

  In November 2002, the Wall Street Journal reported that the new kitchen status symbol is the water cooler, and that home delivery service of water is increasing. Sales of water coolers at retail has escalated due to consumer demand, according to the June 16, 2003 Weekly of Home Products Retailing.

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

   Cost estimates for upgrading municipal water systems in the United States range from $151 billion to $1 trillion, with projected costs as high as $6900 per household in some areas. Additionally, costs for protection stemming from potential terrorism will cost $450 million for Congressional ordered vulnerability studies, with an additional $1.6 billion needed for basic security at pumping stations and treatment plants.

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

    Problems With Bottled Water. While some people have resorted to drinking bottled water as a safe alternative to tap water, even bottled water can contain impurities. In February 1999, the Natural Resources Defense Council released an extensive four year scientific study of bottled water sold in the United States, titled "BOTTLED WATER: Pure Drink or Pure Hype?" This study included testing of more than 1000 bottles of 103 brands of bottled water. One- third of the bottled waters tested were found, in at least one test sample, to contain levels of contamination that exceeded allowable limits under either state or bottled water standards. Contaminants found in the bottled waters included synthetic organic chemicals, bacteria and arsenic. The study further revealed that, according to government and industry estimates, 25% to 40% of bottled water is just tap water- sometimes with additional treatment, sometimes not. The conclusion of the study was that bottled water is not necessarily any better regulated, purer, or safer than most tap water.

   In June, 2003 the nation's largest bottled water company was charged with falsely advertising that the source of the water was a pristine protected spring, when allegedly it is actually heavily treated ground water.

   The growth of bottled water sales, particularly in individual serve bottles, has lead to an environmental issue with discarded water bottles creating a crisis in landfills. These bottles remain in the landfills forever, unless they are incinerated, which releases toxic fumes into the air that harm the ozone layer. In California alone, 3 million bottles per day are tossed into landfills (1 billion per year), which is expected to increase with the popularity of bottled water.

Our Global Water-Aquacell, Inc. Subsidiary

   Our flagship product is our patented PURIFICr Water Cooler. The Purific cooler is hooked up to a standard municipal water supply. The water is filtered and purified through multiple step systems and the treated water then automatically and continuously fills the permanently attached five-gallon bottle on the cooler. Our patents pertain to the attachment of the bottle to the cooler, and the float valve in the bottle, providing the automatic refilling.

   The filtration systems available on the Purific cooler vary in complexity; however, each system contains the proprietary multi-stage Aquacell Multi-Media Filter set. These unique multi-media filters contain various medias known to filter certain impurities from water, including activated carbon, activated alumina, KDF r and Environmental Protection Agency (EPA) registered silver impregnated carbon, used to prohibit bacterial growth, a common problem with simple carbon filters. EPA registration is given to a product only after evidence is submitted to validate that the labeling claims are true and that it does not impart over 50 ppb of silver to the treated water. EPA registration is an important selling aid, as it makes the customer aware that the product is established and reliable. The Aquacell was also involved in a study performed by the EPA for effectiveness in removing various waterborne contaminants.

Purific Cooler Models:

   We manufacture five different models of Purific water coolers with varying complexity of filtration systems, designed to meet the needs of the customers to which they are sold.

     Purific 2001 - The Purific 2001 is equipped with our most comprehensive triple purification and filtration system designed to protect against potentially harmful foreign contaminates in drinking water. The system features a pressure regulator and water monitor with an enclosed filtration case that also serves as a leak detector with an automatic shutoff system. The target market is a corporation seeking the best possible water purification system in light of the events of September 11, 2001.

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

      Replacement Filters - We also sell replacement filters for our Purific water coolers. The filtration systems on our patented water coolers require replacement after 2,000 gallons of water have passed through the system or after one year from the date of installation, whichever comes first. We contact our customers on a regular basis to facilitate timely replacement of filters. Customers with high water usage often stock replacement filters. The revenue from replacement filters will be significant and will increase from year to year as we sell more water coolers and other systems.

   In order to expand the product line to new sales channels, we are offering a system that will be marketed under the AquaCell name, which will include one commercial grade filter manufactured by a large, well-established water filtration company. This filter is approved by the National Sanitation Foundation, and is used by the top fast-food, convenience stores and numerous other food service locations for the treatment of water serving beverage bars and other food and beverage applications.

Advantages of the Purific Water Cooler

   The Purific cooler's main advantages over bottled water are Cost, Convenience and Quality. Since the tragic events of September 11, 2001 an additional benefit of the Purific cooler has emerged, and that is the Security aspect of eliminating potential risk of bottled water deliveries. Other benefits of Purific include:

  . Saves money. Our self-filling cooler has been proven to save most companies a considerable amount of money over the costs of bottled water alternatives.

  . No bottles to change. When changing water bottles, most people spill or splash the water, and often a relatively strong person must be located to change the bottle. Also the cleanliness of the hands of the person changing the bottle is an issue, since anything on their hands will end up in the water.

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

Marketing of the Purific Water Cooler

   Beginning  in January 2002, Corbett Water Technologies,  Inc.,
(CWT) a company with which we had signed an agreement for the marketing and distribution of our Purific water coolers, built a sales force through the recruitment of experienced sales personnel from the largest bottled water delivery companies for sales of Purific coolers. In late September 2002, CWT made a decision to restructure its business model, reduced its sales staff and did not implement a plan for national marketing. As a result, we restructured our relationship with CWT, whereby CWT relinquished its exclusive distribution rights, but is continuing to sell Purific coolers on a non-exclusive basis.

    In  June  2002,  we  signed  a  distribution  agreement  with
Connecticut Water Service, an investor-owned public water utility. Connecticut Water markets our Purific cooler to its customers in Connecticut and other areas in New England. The program began with Connecticut Water distributing solely to its commercial customers. The program is now being rolled out to include marketing of the new AquaCell branded cooler to their residential customers.

   In May 2003 we announced a successful product test that was funded by a Fortune 100 company on our Purific water cooler. The results of this test confirmed the competitive advantages of the Purific system, particularly for the residential market, the fastest growing segment of the bottled water industry.

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

   Additional channels of distribution are being marketed to through our AquaCell Media subsidiary, as described below.

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

  Given  WST's  experience and expertise in  manufacturing  water store  equipment,  the Company will be opening  water  stores  in
various   locations,  which  it  will  own  and/or   operate   in
conjunction with strategic marketing partners.

   We  anticipate  that these product lines will be  marketed  by
marketing   partners   with  expertise   in   the   corresponding
industries.

Our AquaCell Media Inc. Subsidiary

  In September 2001, we formed a new subsidiary, dedicated to the
selling  of  advertising  space  on  the  bottle  label  of   the
permanently attached five-gallon bottle of our patented self-filling Purificr Water Cooler.

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

   The marketing model we have set up for this company will allow us to maintain ownership of the coolers, and generate revenue stream from the sales of advertising space.

   No revenues were generated by this subsidiary during the year ended June 30, 2003.

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

Competition

   The drinking water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies that have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors of our Global Water-Aquacell products include: bottled water brands such as Arrowhead, Deer Park, Poland Spring, and Sparkletts; water filtration system manufacturers such as Culligan, which is owned by US Filter Corporation, Brita, which is owned by Clorox and Pur, which is owned by Proctor and Gamble; and flat-top point-of-use water cooler manufacturers such as Oasis, Cordley-Temprite, and Mutual of Omaha's Iinnowave product. Competitors of our WST subsidiary include water filtration systems manufacturers such as US Filter, Ionics, and Osmonics.

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

Intellectual Property

   We own a United States and Canadian patent on our automatic-refilling purified bottle water cooler. These patents do not expire until November 20, 2006 and October 2, 2009, respectively. We have filed for two patents with the US Patent and Trademark office, which if granted, would provide exclusive rights for utilizing the water cooler bottle as an advertising mechanism. We have federally registered our Purific and Water Science Technologies International trademarks and have pending applications to federally register our "Never Change Another Bottle" logo and AquaCell marks. We also conduct business in California under the name Global Water Solutions, Inc. We intend to seek appropriate additional trademark or servicemark registrations in connection with our product and service offerings.

Research and Development

   We have not spent any material amount of money on research and development during the last two fiscal years.

Employees

   As of June 30, 2003, we had 19 employees. None of our employees are covered under collective bargaining agreements although we do have employment agreements with certain executives. Management believes we maintain a good relationship with our employees.



ITEM 2.   PROPERTIES

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


ITEM 3.   LEGAL PROCEEDINGS

  None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

   The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

Period                                       High      Low
                                              ($)      ($)
Fiscal 2004
     7/1/03 - 9/15/03 .....................  $3.05    $2.06

Fiscal 2003
     Fourth Quarter .......................  $3.15    $0.94
     Third Quarter ........................   1.30     0.60
     Second Quarter .......................   1.00     0.55
     First Quarter ........................   1.10     0.78

Fiscal 2002
     Fourth Quarter .......................  $3.04    $0.83
     Third Quarter ........................   4.18     2.95
     Second Quarter .......................   5.25     3.25
     First Quarter ........................   4.80     3.30


   On September 15, 2003, the last sale price of the Common Stock as reported by AMEX was $2.99. On September 15, 2003, there were 119 holders of record of the Company's Common Stock and, the Company believes, over 700 beneficial owners of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

  During the year ended June 30, 2003, the Company made the following sales of unregistered securities:

                                 Consideration Received
                                 and Description of
                                 Underwriting or             Exemption
                                 Other Discounts to          From          If Option, Warrant or
Date      Title of      Number   Market Price                Registration  Convertible Security,
of Sale   Security      Sold     Afforded to Purchasers      Claimed       Terms of Exercise or Conversion
--------  ------------  -------  --------------------------  ------------  ----------------------------------------
1/2/03    Options to    184,500  Option granted under        4(2)          All exercisable at $0.60 per share until
          Purchase               1998 Incentive Plan-                      1/02/10 and vesting over 5 year term.
          Common Stock           No cash received.
4/21/03   Options to     12,500  Option granted under        4(2)          All exercisable at $1.14 per share
          Purchase               1998 Incentive Plan-                      through 4/21/10 and vesting over a 5
          Common Stock           No cash received.                         year term.
1/22/03   Options to     30,000  Option granted under        4(2)          All immediately exercisable at $0.65
          Purchase               2002 Director's Stock                     per share through 1/22/13.
          Common Stock           Option Plan-
                                 No cash received.
8/24/02   Warrants to    60,000  No cash received            4(2)          All exercisable at $0.78 per share.
          Purchase               until exercise.
          Common Stock
3/16/03   Warrants to   150,000  No cash received            4(2)          All exercisable at $1.00 per share.
          Purchase               until exercise.
          Common Stock
1/6/03    Common Stock  100,000  Issued as compensation in   4(2)          -
                                 connection with financing
                                 transactions.
4/10/03   Common Stock   25,000  Issued as compensation in   4(2)          -
                                 connection with financing
                                 transactions.
4/16/03   Preferred     685,000  Issued in connection        4(2); 4(6)    Convertible into Common Stock on a
          Stock                  with private placement                    share for share basis.
                                 at $0.63 per share.
4/16/03   Warrants to   685,000  Issued in connection with   4(2); 4(6)    All exercisable at $1.16 per share.
          Purchase               private placement-
          Common Stock           No cash received until
                                 exercise.
5/9/03    Preferred     500,000  Issued in connection with   4(2); 4(6)    Convertible into Common Stock on a
          Stock                  private placement at $0.75                share for share basis.
                                 per share.
5/9/03    Warrants to   500,000  Issued in connection with   4(2); 4(6)    All exercisable at $1.60 per share.
          Purchase               private placement-
          Common Stock           No cash received
                                 until exercise.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

   For the year ended June 30, 2003 we increased revenues by 51% to $1,588,000 while cutting our per share losses by 33% and decreasing our selling, general and administrative expenses by 32% to $3,044,000. This increase in revenues is primarily attributable to the growing acceptance of our flagship Purificr Water Cooler in the marketplace.

  On May 30, 2003 the Company successfully completed negotiations for the return of the exclusive distribution rights for our Purific Water Cooler from Corbett Water Technologies, Inc. (CWT) and S&B Technical Products, Inc. (S&B).Under the terms of the agreement, CWT and S&B relinquished the exclusive distribution rights to AquaCell, but will continue to sell Purific coolers on a non-exclusive basis in the areas in which it achieved significant sales. As a direct result of this nine month negotiation process, during which time these entities did not purchase any additional coolers, the Company was impeded from pursuing new marketing avenues or channels of distribution. While this encumbrance had a negative effect on sales during this period, management believes that its decision to negotiate for the return of these rights will, in the long term, prove to be beneficial for the Company.

  The  Company  is  presently pursuing  other  opportunities  for sales and distribution of its self-filling coolers and does not anticipate incurring significant marketing costs as it intends to utilize channels of distribution, including joint-venture marketing partners, where the selling groups will be responsible for payment of their own sales and marketing expenses.

   During May we completed a successful product test of our Purific Water Cooler as the first phase of a project funded by a Fortune 100 company and conducted by a consultant group they hired for its implementation. Given these favorable results, we are proceeding with our plans for marketing the Purific cooler to the residential community, the fastest growing segment of the bottled water industry, as well as other opportunities.

   We recently teamed up with Beau Dietl & Associates (BDA), an internationally renowned security expert for marketing and sales of our Purific cooler. BDA sees the delivery of bottled water as a major security risk that needs to be addressed, which can easily be rectified with our Purific cooler.

   During September 2003 the Company commenced negotiations for a lease on a 20,000 square foot facility that will triple its existing manufacturing capabilities.

Results of Operations

   For the year ended June 30, 2003 on a consolidated basis, we increased revenues by 51% to $1,588,000 as compared to $1,049,000 for the similar period of the preceding year. Approximately 1,400 coolers were sold during the year ended June 30, 2003 as compared to approximately 800 for the prior year. The revenue increase is primarily attributable to an increase in sales to Corbett Water, a former distributor, in the amount of approximately $254,000 and a sales increase by our Water Science Technologies (WST) subsidiary in the approximate amount of $227,000, attributable to our first full year of ownership. Revenue resulting from sale of replacement filters was insignificant during the year ended June 30, 2003. Net loss on a consolidated basis, attributable to common stockholders, for the year ended June 30, 2003 was decreased by 26% to $2,814,000 or $0.33 per share, as compared to $3,804,000 or $0.47 per share for the prior year. The decrease in the loss is primarily attributable to the increase in revenues, as well as a reduction in selling, general and administrative expenses of $1,470,000 or 33%. The significant decrease in the selling, general and administrative expenses was principally a result of a $1,226,000 impairment charge impacting only the prior period.

   On a consolidated basis gross margin percentage decreased to 38% for the year ended June 30, 2003 as compared to 46% for the prior year. This decrease is attributable to the 28% gross margin maintained by our WST subsidiary. Our Global Water-Aquacell subsidiary reflected a gross profit margin of approximately 51% based on material and direct labor costs reflecting a decrease of 6% from the prior year. This decrease is attributable to increased labor and related costs.

  Salaries and wages increased by $291,000 for the year ended June 30, 2003 over the prior year. This increase is primarily attributable to salaries incurred by our WST subsidiary of approximately $203,000 for our first full year of ownership and payments to senior management in the approximate amount of $107,000. Legal, accounting and other professional expenses decreased by approximately $295,000 for the year ended June 30, 2003 primarily attributable to terminated consulting agreements. Stock based compensation decreased by $429,000 to $199,000 for the year ended June 30, 2003. Other selling, general and administrative expenses, consisting primarily of rent- $168,000, telephone and utilities- $75,000, travel- $62,000, business promotion- $153,000, insurance- $97,000 and vehicle expenses- $101,000 increased by approximately $159,000 to $1,166,000 for the year ended June 30, 2003. During the year ended June 30, 2003 the Company recorded a onetime reduction to fair value, in the amount of $274,000, of its receivable in connection with the sale of an investment.

Liquidity and Capital Resources

  During the year ended June 30, 2003 we financed our operations primarily from the collections of receivables in the normal course of business and the sales of equity securities. During the year ended June 30, 2003 the Company received net proceeds of $733,000, after deducting expenses of $73,000, from the sale of 1,185,000 shares if its Series A convertible preferred stock. A net increase in loans from related parties amounted to $51,000.

  Cash used by operations during year ended June 30, 2003 amounted to $799,000. Net loss of $2,434,000 was reduced by non-cash stock based compensation and loan fee amortization in the amount of $288,000, reduction of receivable to fair value and write-off of note and accrued interest in the amount of $333,000, impairment loss on goodwill of $72,000, depreciation and amortization of $58,000, provision for bad debts of $21,000 and increased by a reduction in notes receivable reserve of $188,000. Cash used by operations was further decreased by a decrease in accounts receivable in the amount of $96,000 and by accounts payable and accrued expenses in the amount of $887,000. Net loss was further decreased by net changes in accrued interest receivable, prepaid expenses, customer deposits and inventories amounting to $68,000.

  Cash  used  in investing activities during the year ended  June
30, 2003 represented expenditures for property and equipment in the amount of $11,000 decreased by notes issued for the purchase of equipment in the amount of $7,000, net of repayments.

  Cash   provided   by  financing  activities  was  approximately
$784,000.   The  Company borrowed $51,000 from  related  parties.
Sales of Series A convertible preferred stock amounted to $733,000 net of expenses of $48,000.

  Subsequent  to  June 30, 2003 the Company raised an  additional
$2,296,000 from the sale of equity securities, net of expenses of $259,000.

  We have granted warrants, subsequent to our initial public offering in connection with consulting, marketing and financing agreements that may generate additional capital of up to approximately $13,900,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

  During  the  year  ended  June 30, 2003 principal  payments  of
$567,000,   which  consisted  of  contributed  accrued  officers'
salaries, reduced the balance on the $1,750,000 installment notes receivable to $177,000 at June 30, 2003.

  Management believes that its current cash position and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.


ITEM 7.   FINANCIAL STATEMENTS

  See Financial Statements beginning on page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.  CONTROLS AND PROCEDURES

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


                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See Item 12.


ITEM 10.  EXECUTIVE COMPENSATION.

  See Item 12.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  See Item 12.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The  information  required by Items  9,  10,  11,  and  12  is incorporated  by  reference to the information  included  in  the
Company's definitive proxy statement in connection with the  2003
Annual Meeting of Stockholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  None.


                           SIGNATURES

   In  accordance  with  Section 13 or 15(d)  of  the  Securities
Exchange  Act  of 1934, the Registrant caused this Report  to  be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.


Dated:  September 25, 2003     AQUACELL TECHNOLOGIES, INC.
                               (Registrant)

                               By: /s/ JAMES C. WITHAM
                               -------------------------------
                               Name:   James C. Witham
                               Title:  Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures              Title                                 Date
----------              -----                                 ----


/s/ James C. Witham     Chairman of the Board of Directors    September 25, 2003
----------------------  and Chief Executive Officer
    James C. Witham     (Principal Executive Officer)


/s/ Karen B. Laustsen   Director and President                September 25, 2003
----------------------
    Karen B. Laustsen


/s/ Gary S. Wolff       Director and Chief Financial Officer  September 25, 2003
----------------------  (and Principal Accounting Officer)
    Gary S. Wolff


/s/ Glenn Bergenfield   Director                              September 25, 2003
----------------------
    Glenn Bergenfield


/s/ Dr. William DiTuro  Director                              September 25, 2003
----------------------
    Dr. William DiTuro



                          EXHIBIT INDEX


 Exhibit
 Number     Description
---------   ---------------------------------------------------
  31.1      CEO's Certification pursuant to Rule 13a-14 and
            15d-14 under the Securities Exchange Act of 1934, as amended

  31.2      CFO's Certification pursuant to Rule 13a-14 and
            15d-14 under the Securities Exchange Act of 1934, as amended

  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                      AQUACELL TECHNOLOGIES, INC.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page

REPORT OF INDEPENDENT AUDITORS.............................     F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheet, June 30, 2003..................     F-2

Consolidated Statements of Operations for the years ended
       June 30, 2003 and 2002..............................     F-3

Consolidated Statements of Stockholders' Equity
       for the years ended June 30, 2003 and 2002..........     F-4

Consolidated Statements of Cash Flows for the years ended
       June 30, 2003 and 2002..............................     F-5

Notes to Consolidated Financial Statements.................     F-7




                    REPORT OF INDEPENDENT AUDITORS



The Board of Directors of
Aquacell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Aquacell Technologies, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aquacell Technologies, Inc. and Subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                   WOLINETZ, LAFAZAN & COMPANY, P.C.



Rockville Centre, New York
September 15, 2003



             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             June 30, 2003

ASSETS

Current assets:
   Cash ......................................................... $   32,000
   Notes receivable, including accrued interest of $69,000 ......    160,000
   Accounts receivable, net of allowance of $25,000 .............     74,000
   Inventories ..................................................     84,000
   Prepaid Expenses .............................................    123,000
                                                                  -----------
      Total current assets ......................................    473,000
                                                                  -----------

Property and equipment, net .....................................     38,000
                                                                  -----------
Other assets:
   Goodwill .....................................................  1,042,000
   Patents, net .................................................     98,000
   Security deposits ............................................     14,000
                                                                  -----------
      Total other assets.........................................  1,154,000
                                                                  -----------

                                                                  $1,665,000
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................  $  735,000
   Accrued expenses ............................................     502,000
   Preferred stock dividend payable.............................      12,000
   Customer deposits ...........................................      23,000
   Current portion of long term note ...........................       4,000
   Loans payable - related parties .............................      80,000
                                                                  -----------
      Total current liabilities ................................   1,356,000

Long term note, net of current portion .........................       3,000
                                                                  -----------
      Total liabilities ........................................   1,359,000
                                                                  -----------
Commitments and contingencies

Stockholders' equity:
Preferred stock - Class A, par value $.001;
   1,870,000 shares authorized;
   1,185,000 issued and outstanding ............................       1,000
Preferred  stock, par value $.00l;
   8,130,000 shares authorized;
   no shares issued ............................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   8,726,224 shares issued and outstanding .....................       9,000
Additional paid-in capital .....................................  13,544,000
Accumulated deficit ............................................ (12,909,000)
                                                                  -----------
                                                                     645,000
Unamortized deferred compensation ..............................    (339,000)
                                                                  -----------
      Total stockholders' equity ...............................     306,000
                                                                  -----------

                                                                  $1,665,000
                                                                  ===========

 The accompanying notes are an integral part of these financial statements.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
Revenue:                                           -------------   -------------
  Net sales ....................................   $  1,582,000    $  1,042,000
  Rental income ................................          6,000           7,000
                                                   -------------   -------------
                                                      1,588,000       1,049,000
Cost of sales ..................................        990,000         565,000
                                                   -------------   -------------
Gross profit ...................................        598,000         484,000
                                                   -------------   -------------

Selling, general and administrative expenses:
  Salaries and wages ...........................      1,290,000         999,000
  Legal, accounting and other professional
     expenses ..................................        172,000         467,000
  Stock based compensation......................        199,000         628,000
  Other ........................................      1,166,000       1,007,000
  Impairment loss on investment.................              -       1,226,000
  Impairment loss on goodwill...................         72,000         187,000
  Reduction of receivable to fair value.........        274,000               -
  Write-off of note receivable and accrued
     interest ..................................         59,000               -
  Recovery of notes-receivable reserve..........       (188,000)              -
                                                   -------------   -------------
                                                      3,044,000       4,514,000
                                                   -------------   -------------
  Loss from operations before other income
     (expense)..................................     (2,446,000)     (4,030,000)
                                                   -------------   -------------
Other income (expense):
  Interest expense .............................        (41,000)              -
  Interest income ..............................         53,000         126,000
  Other income .................................              -         100,000
                                                   -------------   -------------
                                                         12,000         226,000
                                                   -------------   -------------
Net loss for the year ..........................   $ (2,434,000)   $ (3,804,000)
                                                   =============   =============
Weighted average common shares outstanding-
   basic and diluted ...........................      8,655,000       8,149,000
                                                   =============   =============
Loss attributable to common stockholders:
   Net loss ....................................   $ (2,434,000)   $ (3,804,000)
   Preferred stock dividends....................        380,000               -
                                                   -------------   -------------
   Loss attributable to common stock holders....   $ (2,814,000)   $ (3,804,000)
                                                   =============   =============
   Net loss per common share....................   $      (0.33)   $      (0.47)
                                                   =============   =============

 The accompanying notes are an integral part of these financial statements.

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Preferred Stock  Common Stock
                                    ---------------- ----------------
                                                                      Additional  Unamortized
                                    Number    Par    Number    Par    Paid-in     Deferred     Accumulated   Treasury
                                    of Shares Value  of Shares Value  Capital     Compensation Deficit       Stock      Total
----------------------------------- --------- ------ --------- ------ ----------- ------------ ------------- ---------- ------------
Balances- July 1, 2001 ............                  7,733,250 $7,000 $ 9,441,000 $  (308,000) $ (6,671,000)            $ 2,469,000
Issuance of common stock for
   consulting services to
   the Company ....................                    240,000      -     324,000    (324,000)                                    0
Issuance of common stock warrants
   for services to the Company ....                                       589,000    (589,000)                                    0
Amortization of deferred costs ....                                                   628,000                               628,000
Issuance of common stock for
   investment in Corbett
   Water Technologies, Inc. .......                    451,807  1,000   1,499,000                                         1,500,000
Issuance of common stock for
   acquisition of Water Science
   Technologies, Inc., including
   55,337 shares issued to
   vendors of acquired company ....                    258,589  1,000   1,188,000                                         1,189,000
Surrender of 82,422 shares of
   common stock by officers
   in payment of principal and
   interest on notes receivable ...                                                                          $(251,000)    (251,000)
Net loss for the year ended
   June 30, 2002 ..................                                                              (3,804,000)             (3,804,000)
                                    --------- ------ --------- ------ ----------- ------------ ------------- ---------- ------------
Balances- June 30, 2002 ...........                  8,683,646  9,000  13,041,000    (593,000)  (10,475,000)  (251,000)   1,731,000
Sale of 1,185,000 shares of
   preferred stock in private
   placements, net of costs
   of $73,000 ..................... 1,185,000 $1,000                      732,000                                           733,000
Amortization of deferred costs ....                                                   199,000                               199,000
Write-off of unamortized                                                 (110,000)    110,000                                     0
   deferred compensation ..........
Issuance of 125,000 shares of
   common stock in connection
   with financing arrangement .....                    125,000      -      89,000                                            89,000
Issuance of 160,000 common stock
   warrants in connection with
   credit facility agreement ......                                        43,000     (43,000)                                    0
Retirement of 82,422 shares of
   common stock held in
   the treasury ...................                    (82,422)     -   (251,000)                              251,000            0
Issuance of 150,000 common stock
   warrants in connection with
   consulting agreement ...........                                       12,000      (12,000)                                    0
Deemed dividends on beneficial
   conversion feature of                                                 368,000
   preferred stock offerings ......                                     (368,000)                                                 0
Dividends on Class A
   preferred stock ................                                      (12,000)                                           (12,000)
Net loss for the year ended
   June 30, 2003 ..................                                                              (2,434,000)             (2,434,000)
Balances- June 30, 2003 ........... 1,185,000 $1,000 8,726,224 $9,000 $13,544,000 $  (339,000) $(12,909,000) $        - $   306,000
                                    ========= ====== ========= ====== =========== ============ ============= ========== ============

 The accompanying notes are an integral part of these financial statements.

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
                                                   -------------- --------------
Cash flows from operating activities:
Net loss .........................................  $ (2,434,000)  $ (3,804,000)

Adjustment to reconcile net loss to net cash used in operating activities:
  Issuance of common stock in connection
     with financing transactions .................        89,000              -
  Impairment loss on investment ..................             -      1,226,000
  Impairment loss on goodwill ....................        72,000        187,000
  Reduction of reserve on notes receivable .......      (188,000)             -
  Reduction of receivable to fair value ..........       274,000              -
  Write-off of note receivable and
     accrued interest ............................        59,000              -
  Stock based compensation .......................       199,000        628,000
  Provision for bad debts ........................        21,000          1,000
  Depreciation and amortization ..................        58,000         57,000

Changes in:
  Accounts receivable ............................        96,000       (120,000)
  Accrued interest receivable ....................       (53,000)             -
  Prepaid expenses and other current assets ......        93,000         80,000
  Inventories ....................................        18,000         55,000
  Security deposits ..............................         3,000              -
  Accounts payable ...............................        17,000        457,000
  Accrued expenses ...............................       870,000        487,000
  Customer deposits ..............................         7,000        (43,000)
                                                   -------------- --------------
        Net cash used in operating activities ....      (799,000)      (789,000)
                                                   -------------- --------------

Cash flows from investing activities:
  Notes issued for purchase of property and
     equipment, net of payments ..................         7,000              -
  Collections on notes receivable ................             -        498,000
  Purchase of property and equipment .............       (11,000)        (6,000)
  Cash balance of acquired subsidiary ............             -         25,000
                                                   -------------- --------------
        Net cash provided by (used in)
           investing activities ..................        (4,000)       517,000
                                                   -------------- --------------

Cash flows from financing activities:
  Loans and advances from related parties ........        51,000         25,000
  Proceeds from private placements of
     preferred stock .............................       781,000              -
  Expenses of offerings ..........................       (48,000)             -
                                                   -------------- --------------
        Net cash provided by financing
           activities ............................       784,000         25,000
                                                   -------------- --------------
Decrease in cash .................................       (19,000)      (247,000)
Cash, beginning of year ..........................        51,000        298,000
                                                   -------------- --------------
Cash, end of year ................................  $     32,000   $     51,000
                                                   ============== ==============

 The accompanying notes are an integral part of these financial statements.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
                                                   -------------- --------------
Supplemental disclosure of cash flow information:
  Cash paid for interest .........................  $     36,000   $          -

Supplemental schedule of non-cash investing and financing activities:
  Note receivable payments of principal and
     interest made by officers/
     stockholders with their shares of the
     Company's common stock
     recorded as treasury stock ..................  $          -   $   251,000
  Issuance of common stock in connection with
     investment .................................   $          -   $ 1,500,000
  Issuance of common stock and warrants for
     services ...................................   $     55,000   $   913,000
  Issuance of common stock to acquire
     subsidiary .................................   $          -   $ 1,000,000
  Issuance of common stock to satisfy
     indebtedness to acquired subsidiary's
     vendors ....................................   $          -   $   189,000
  Principal payments on notes receivable by
     conversion of accrued officers
     salaries ...................................   $    567,000   $   349,000
  Issuance of preferred stock in private
     placement for expenses of the
     offering ...................................   $     25,000   $         -
  Retirement of 82,422 shares of treasury
     stock ......................................   $    251,000   $         -
  Dividends payable on preferred stock ..........   $     12,000   $         -
  Consideration received for sale of
     investment .................................   $    274,000   $         -
  Deemed dividends on preferred stock ...........   $    368,000   $         -
  Write-off of unamortized deferred
     compensation ...............................   $    110,000   $         -

 The accompanying notes are an integral part of these financial statements.

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 2003


Note A - Description of Business

     AquaCell Technologies, Inc. was incorporated in Delaware on March 19, 1997 and its principal business activity is the manufacture and sale of products for water filtration and purification. The Company conducts substantially all of its business in the United States.

      As shown in the accompanying financial statements, the Company has incurred substantial net losses since inception and utilized substantial cash in operating activities. The Company expects its operations will provide sufficient cash flows through June 30, 2004. There is no assurance, however, that profitable operations will ever be attained or that the Company will ever attain positive cash flow.

Note B - Summary of Significant Accounting Policies

[1]  Principles of consolidation:

      The accompanying consolidated financial statements include the accounts of AquaCell Technologies, Inc., and its wholly owned subsidiaries (the "Company"). Such subsidiaries are Global Water Aquacell, Inc., incorporated December 21, 1998, and Water Science Technologies, Inc., acquired on March 19, 2002. AquaCell Media, Inc., formed on September 10, 2001, is a wholly owned subsidiary of the Company that had no revenues through June 30, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]  Inventories:

      Inventories are carried at the lower of cost, determined using the FIFO (first-in, first-out) method or market.

[3]  Property and equipment:

      Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximates three to five years.

[4]  Goodwill:

      Goodwill represents the excess of the purchase price over the fair value of net assets of a business acquired. The Company has adopted Statements of Financial Accounting Standards No. 142 (SFAS
142), "Goodwill and Other Intangible Assets". The Company operates as a single integrated business, and as such has one operating segment which is also the reportable unit. Fair value of the reporting unit is determined by comparing the fair value of the unit with its carrying value, including goodwill. Impairment tests are performed using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed at June 30th, the end of the Company's fiscal year.

[5]  Patents:

      The value of patents is amortized over nine years, their remaining useful lives at date of acquisition, using the straight-line method. Patents at June 30, 2003, are stated net of accumulated amortization of approximately $99,000. Amortization expense was $22,000 for the years ended June 30, 2003 and 2002, respectively.

[6]  Revenue recognition:

     Revenues are recorded at the time our products are shipped unless we agreed to install the products, in which case we recognize revenue at the time of installation. Rental income from coolers is recognized on a straight-line basis over the term of the rental agreement.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note B - Summary of Significant Accounting Policies (continued)

[7]  Advertising:

      Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2003 and 2002, was approximately $3,000 and $42,000, respectively.

      The costs of direct response advertising, whose primary purpose is to elicit sales to customers and that should result in probable future benefits are capitalized. Advertising costs capitalized at June 30, 2003, and included in prepaid expenses were approximately
$93,000.   These  costs  will be written off when  first  placed  into service.

[8]  Use of estimates:

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

[9]  Income taxes:

      The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

[10] Net loss per common share:

      Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effects of potentially dilutive securities (see Notes H [2] and H [4]) are antidilutive. Losses attributable to common stock have been adjusted for the preferred stock dividends.

[11] Long-lived assets:

      The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2003, that impairment, where appropriate, was recorded in the financial statements.

[12] Concentrations of credit risk:

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivables and notes receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

      The Company utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note B - Summary of Significant Accounting Policies (continued)

[13] Financial instruments:

      The carrying amounts of the Company's cash, notes receivables, accounts receivable, accounts payable, customer deposits and loans payable to related parties, approximate fair value.

[14] Stock compensation plans:

     The Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. The Company does not recognize compensation expense for stock options granted under the plans as the exercise price of the option on the date of grant is equal to the fair market value as of that date.

[15] New accounting pronouncements:

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

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company has adopted SFAS 144 for the year ended June 30, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the year ended June 30, 2003. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements, as the adoption of this standard does not require the Company to change, and the Company does not plan to change, to the fair value based method of accounting for stock-based compensation.

Note C - Inventories:

     Inventories consist of the following at June 30, 2003:

             Raw materials..............   $  69,000
             Work in progress...........      15,000
                                           ---------
                                             $84,000
                                           =========

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note D - Property and Equipment:

      Property and equipment is summarized as follows at June 30, 2003:

        Furniture and fixtures..........................  $  35,000
        Equipment office................................     95,000
        Machinery and equipment.........................    122,000
        Leasehold improvements..........................     10,000
        Rental units....................................      9,000
        Truck...........................................     11,000
                                                          ---------
                                                            282,000
        Less accumulated depreciation...................    244,000
                                                          ---------
                                                          $  38,000

      Depreciation expense was $36,000 and $35,000 for the year ended June 30, 2003 and 2002, respectively.

Note E - Notes Receivable

      At June 30, 2003, the notes receivable consisted of the balances of notes aggregating $268,000 due from non-director/employee stockholders and entities owned by them bearing an annual interest rate of 8%.

      The  first  note,  with a balance of $91,000, is  unsecured  and matured October 2002. The note that matured in October 2002 was extended for one year. In July 2003 the Company received a $68,000 principal payment plus accrued interest on this note and extended the remaining balance to June 30, 2004.

      The remaining notes, aggregating $177,000, were in the original principal amount of $1,750,000, maturing August 16, 2001 and were extended to September 16, 2001. At September 16, 2001 the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. The Company recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June 30, 2001. Officers/stockholders of AquaCell have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets. Installment payments of $438,000 were received by the Company and the officer/stockholders have paid $1,135,000 of the remaining principal balance of $1,312,000 and $32,000 in interest through June 30, 2003. These payments were made through contribution of salaries in the amount of $916,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000 through June 30, 2003. Such shares were recorded as treasury stock and retired by the Company at December 31, 2002. In January 2003 the collateral underlying the guarantees was released.

     Interest receivable at June 30, 2003 amounted to $69,000.

      At June 30, 2003, the adjustment for reduction in the reserve against these notes was decreased by $188,000 from $365,000 to $177,000. Such decrease has been reported in the statement of operations for the year ended June 30, 2003.

Note F - Receivable from Sale of Investment

      At June 30, 2003, the receivable of $274,000 represented the consideration received for the sale by the Company of its 15% interest in a privately held corporation. The receivable is payable over three years and bears interest at the rate of 4% per annum. Interest is payable on a semi-annual basis. Principal payments will be made from proceeds received from the sale of their AquaCell common stock in excess of $1,339,000 and, if required, from 5% of future revenues to be generated by our Global Water-Aquacell subsidiary.

     At June 30, 2003 the Company recognized a fair value reduction of $274,000 on this receivable. Such reduction has been charged to operations during the year ended June 30, 2003.

Note G - Loans Payable - Related Parties

      At June 30, 2003 loans payable to related parties consist of unsecured demand interest free loans of $55,000 and an unsecured demand loan with nominal interest in the amount of $25,000.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note H - Equity Transactions

[1]  Series A Convertible Preferred Stock:

      During March 2003 the Company completed a private placement of 685,000 shares of newly designated Series A Convertible Preferred Stock. The offering consisted of one share of class A convertible preferred stock at a price of $0.63 per share and one Class A common stock purchase warrant exercisable at $1.16 per share. Both the preferred stock and warrant contain certain call features. The Series A Convertible Preferred Stock carries an 8% dividend and is convertible into the Company's common stock on a one for one basis. Based on the effective conversion price of the preferred stock using relative fair value of $154,000 attributable to the warrants the Company recognized a beneficial conversion feature of $158,000 as a deemed dividend to the holders of the convertible preferred stock. In connection with this offering the Company received gross proceeds of $ 406,000. As part of this offering 40,000 shares, valued at $25,200, were issued to the Company's attorney as consideration for expenses of the offering.

     During May 2003 the Company completed an additional private placement of 500,000 shares of its newly designated Series A Convertible Preferred Stock. The offering consists of one share of class A convertible preferred stock at a price of $0.75 per share and one Class A common stock purchase warrant exercisable at $1.60 per share. Both the preferred stock and warrant contain certain call features. Based on the effective conversion price of the preferred stock using a relative fair value of $208,000 attributable to the warrants the Company recognized a beneficial conversion feature of $210,000 as a deemed dividend to the holders of the convertible preferred stock. In connection with this offering the Company received gross proceeds of $ 375,000. Expenses of the offering amounted to $ 48,000.

[2]  Stock option plans:

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

      During January 2002, the Board of Directors adopted a Director's Option Plan covering an aggregate amount of 500,000 shares of common stock. As of June 30, 2003, 30,000 options have been granted from this plan.

      A summary of stock option activity under both plans is as follows:

                                            Year Ended June 30,
                         -------------------------------------------------------
                                     2003                        2002
                         --------------------------- ---------------------------
                                    Weighted Average            Weighted Average
                           Shares    Exercise Price    Shares    Exercise Price
                         ---------- ---------------- ---------- ----------------
Balance, July 1..........  551,000       $ 2.41        148,000       $ 3.06
     Options granted.....  227,000          .64        406,000         2.17
     Options cancelled... (272,000)        3.74         (3,000)        2.59
                         ----------                  ----------
Balance, June 30.........  506,000       $  .90        551,000       $ 2.41
                         ==========                  ==========
Exercisable, June 30.....  188,000       $ 1.02        196,000       $ 2.60
                         ==========                  ==========

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note H - Equity Transactions (continued)

[2]  Stock option plans (continued)

The following table presents information relating to stock options outstanding at June 30, 2003:


                   Options Outstanding                     Options Exercisable
-------------------------------------------------------- -----------------------
Exercise        Weighted-Average    Weighted-Average            Weighted-Average
 Price   Shares  Exercise Price  Remaining Life in Years Shares  Exercise Price
-------- ------ ---------------- ----------------------- ------ ----------------
  0.60  185,000                             6.5
  0.65   30,000                             9.6          30,000
  1.00   75,000                             1.2          69,000
  1.14   12,000                             6.8
  1.15   60,000                             1.9          60,000
  1.15   60,000                             3.8          12,000
  1.16   84,000                             5.9          17,000
        -------                  ---------------------- -------
        506,000       $0.90                 4.9         188,000      $1.02
        =======                  ====================== =======

      If the options had been accounted for under SFAS 123, net loss attributable to common stockholders for the years ended June 30, 2003 and 2002, would have been $(2,876,000) OR $(0.33) per common share, and $(4,064,000) or $(0.50) per common share, respectively. The fair value of options granted during the years ended June 30, 2003 and June 30, 2002, was $0.27 and $0.64 per share on the date of grant, respectively. The options were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 3.1% and 4.99%, volatility of 33% and 42% and expected lives of five and three years, respectively.

[3]  Issuances of common stock:

      In connection with a six-month consulting agreement (see Note  H
(4)) the Company issued 10,000 shares of its common stock valued at $34,000. The value of the stock was amortized over the six-month life of the agreement. Amortization amounted to $34,000 during the year ended June 30, 2002.

      In connection with a six-month consulting agreement (see Note  H
(4)) the Company issued 10,000 shares of its common stock valued at $42,000. The value of the stock was amortized over the six-month life of the agreement. Amortization amounted to $42,000 during the year ended June 30, 2002.

      In connection with a five-year consulting agreement (see Note  H
(4)) the Company issued 120,000 shares of its common stock valued at $150,000. The value of the stock is being amortized over the five-year life of the agreement. Amortization amounted to $30,000 during the year ended June 30, 2003, and $4,000 during the year ended June 30, 2002.

     In  connection with a five-year consulting agreement (see Note  H
(4)) the Company issued 100,000 shares of its common stock valued at $98,000. The value of the stock is being amortized over the five-year life of the agreement. Amortization amounted to $20,000 during the year ended June 30, 2003, and $2,000 during the year ended June 30, 2002.

      In connection with financing transactions, during January and April 2003, the Company issued 125,000 shares of its common stock valued at $89,000. Amortization amounted to $89,000 during the year ended June 30, 2003.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note H - Equity Transactions (continued)

[4]  Issuances of common stock purchase warrants:

      In connection with a financial consulting agreement, the Company issued a warrant to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period at $4.20 per share. The Company estimated the fair value of these warrants to be $370,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.99%, volatility of 42% and a term of five years. Such amount was amortized over six months. Amortization amounted to $308,000 during the year ended June 30, 2002.

     In connection with a three-year consulting agreement, entered into in August 2001, the Company issued a warrant to purchase 75,000 shares of the Company's common stock to be exercisable for a three-year period at $4.40 per share. The Company estimated the fair value of these warrants to be $110,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 4.58%, volatility of 42%, and a term of three years. Such amount is being amortized to expense over three years. Amortization amounted to $37,000 and $31,000 during the years ended year June 30, 2003 and 2002, respectively.

     In connection with a six-month consulting agreement, entered into in September 2001, the Company issued warrants to purchase 100,000 shares of the Company's common stock to be exercisable for a three-year period (50,000 at $4.50 per share and 50,000 at $5.50 per share). The Company estimated the fair value of these warrants to be $79,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 5.99%, volatility of 42%, and a term of three years. Such amount was amortized to expense over six months. Amortization amounted to $79,000 during the year ended June 30, 2002.

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

     In  connection with a distribution agreement (See  Note  K),  the
Company issued warrants to purchase 300,000 shares of the Company's common stock to be exercisable for a five-year period (100,000, 100,000, and 100,000 at exercise prices of $5.00, $6.00, and $7.00, per share respectively). The Company estimated the fair value of these warrants to be $283,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. During the year ended June 30, 2003 the agreement was amended and the 100,000 warrants exercisable at $6.00 per share and the 100,000 warrants exercisable at $7.00 per share were to be returned to the Company and cancelled. The unamortized portion of these warrants, in the amount of $110,000, was written off to additional paid in capital. Amortization amounted to
$54,000  and  $42,000 during the years ended June 30,  2003  and  2002 respectively.

     In connection with a five-year consulting agreement, entered into in May 2002, the Company issued a warrant to purchase 100,000 shares of the Company's common stock to be exercisable for a five-year period at $3.30 per share. The Company estimated the fair value of these warrants to be $9,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. Amortization amounted to $2,000 during the year ended June 30,2003 and was insignificant during the year ended June 30, 2002.

     In connection with a one-year consulting agreement, entered into in May 2002, the Company issued a warrant to purchase 50,000 shares of the Company's common stock to be exercisable for a five-year period at $1.05 per share. The Company estimated the fair value of these warrants to be $18,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over one year. Amortization amounted to $16,000 and $2,000 during the years ended June 30, 2003, and 2002 respectively.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note H - Equity Transactions (continued)

[4]  Issuances of common stock purchase warrants (continued)

     In connection with a five-year consulting agreement, entered into in June 2002, the Company issued warrants to purchase 200,000 shares of the Company's common stock to be exercisable for a five-year period (100,000 and 100,000 at exercise prices of $3.00 and $5.00, per share, respectively). The Company estimated the fair value of these warrants to be $6,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized to expense over five years. Amortization was $1,000 during the year ended June 30, 2003 and was insignificant during the year ended June 30, 2003.

     In connection with a one-year credit facility agreement, entered into in August 2002, the Company issued warrants to purchase 160,000 shares of common stock to be exercisable for a five-year period at $.78 per share. The Company estimated the fair value of these warrants to be $43,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. Such amount is being amortized to expense over one year. Amortization amounted to $36,000 during the year ended June 30, 2003.

      In connection with a one-year consulting agreement, entered into in March 2003, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a two-year period at $1.00 per share. The Company estimated the fair value of this warrant to be $12,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of two years. Such amount is being amortized to expense over one year. Amortization amounted to $3,000 during the year ended June 30, 2003.

      In connection with a private placement of series A convertible preferred stock completed in March 2003, the Company issued warrants to purchase 685,000 shares of common stock to be exercisable for a five-year period at $1.16 per share (See Note H (1) above).

      In connection with a private placement of series A convertible preferred stock completed on May 2003, the Company issued warrants to purchase 500,000 shares of common stock to be exercisable for a five-year period at $1.60 per share (See Note H (1) above).

At June 30, 2003, the Company had warrants outstanding as follows:

      Exercise Price        Shares        Expiration Date
      --------------        ------        ---------------

            .78             160,000        August 2007
           1.00             150,000        March 2005
           1.16             685,000        March 2008
           1.60             500,000        May 2008
           4.40              75,000        August 2004
           4.50              50,000        September 2004
           5.50              50,000        September 2004
           4.50              50,000        October 2004
           5.00             100,000        October 2006
           5.50              50,000        October 2004
           4.20             200,000        May 2006
           8.25             120,000        February 2006
           3.30             100,000        May 2007
           1.05              50,000        May 2007
           3.00             100,000        June 2007
           5.00             100,000        June 2007
                          ---------
                          2,540,000
                          =========

At June 30, 2003, the weighted average exercise price of the outstanding warrants was $2.64 and the weighted average remaining contractual life of the warrants was 3.58 years.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note H - Equity Transactions (continued)

 [5] Shares reserved:

     At June 30, 2003, the Company has reserved 5,225,000 shares of common stock for issuance upon conversion of preferred stock and exercise of options and warrants.

Note I - Acquisition:

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

     The primary reasons for the acquisition of WST were the synergy with our existing business and the addition of new capabilities to our presence in the water industry with its history as a manufacturer of integrated water purification and treatment systems. The purchase price was a negotiated price between the parties based upon comparable industry valuations. There are no contingent payments, options, or commitments as part of this acquisition.

     The transaction has been accounted for under the purchase method. Accordingly, the consolidated balance sheet includes the assets and liabilities of WST at June 30, 2002 and the consolidated statements of operations include the results of WST from March 19, 2002. The acquisition resulted in excess cost over fair value of net assets acquired of $1,301,000. Pursuant to the provisions of SFAS 142, the Company recorded an impairment loss of $72,000 for the year ended June 30, 2003 and an impairment loss of $187,000, for the year ended June 30, 2002. Such impairment losses resulted from the Company's determination of fair value using present value cash flow analysis.

     On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at July 1, 2000, unaudited consolidated net revenues, net loss, and loss per share for the year ended June 30, 2002, would have been approximately $1,516,000, $(3,938,000), and $(0.48); and for the year ended June 30,
2001, would have been approximately $1,344,000, $(3,042,000), and $(0.45), respectively.

     A condensed unaudited balance sheet of WST at the date of acquisition is presented below:


     ASSETS
     Current assets                                 $   131,000
     Property and equipment, net                         13,000
     Deposits                                             5,000
                                                   -------------
                                                    $   149,000
                                                   =============

     LIABILITIES AND STOCKHOLDERS DEFICIENCY
     Current liabilities                            $   450,000
     Stockholders' deficiency                          (301,000)
                                                   -------------
                                                    $   149,000
                                                   =============

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note J - Income Taxes:

     At June 30, 2003, the Company had available federal net operating loss carryforwards to reduce future taxable income, if any of approximately $8,200,000. The net operating loss carryforwards expire at various dates through 2023.

      At  June  30,  2003,  the Company has a deferred  tax  asset  of approximately $3,526,000, representing the benefit of its net operating loss carryforwards. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $686,000 and $720,000 in 2003 and 2002, respectively.

Note K - Commitments and Contingencies

[1]  Lease commitments:

      The Company occupies office space in California and Arizona, under noncancellable operating leases. As of June 30, 2003, future minimum commitments under office and equipment leases are as follows:

           Year Ending June 30,
           --------------------

                   2004          $  107,000
                   2005              70,000
                   2006              65,000
                   2007              20,000
                                 ----------
                                 $  262,000
                                 ==========

      Rent expense under office and equipment leases amounted to $175,000 and $131,000 for the years ended June 30, 2003 and 2002, respectively.

[2]  Distribution agreement:

      On October 9, 2001, the Company entered into distribution (See Note N) and joint venture agreements with two privately held companies. In connection with the distribution agreement, which grants exclusive North American distribution and marketing rights, excluding existing customers and existing distribution agreements, the Company acquired 15% of a privately held company in exchange for 451,807 shares of common stock of the Company. The Company applied the cost method of accounting in connection with this 15% investment (See Note M). The Company granted warrants (100,000, 100,000, and 100,000 at exercises prices of $5.00, $6.00, and $7.00 per share, respectively) in connection with the distribution agreement. In connection with the joint-venture agreement, the agreement was modified and AquaCell's initial ownership of 45% was reduced to 19% ownership of all net profits, with no responsibility for funding any of the manufacturing or marketing costs, with the remaining 81% owned by the other privately held company.

       On   May  30,  2003  the  Company  negotiated  the  return  and cancellation of all exclusive distribution and marketing rights under the distribution agreement and joint venture agreement, the return of 100,000 warrants exercisable at $6.00 per share and the return of 100,000 warrants exercisable at $7.00 per share. In exchange AquaCell granted the private company the right to continue to sell Global Water-Aquacell's products on a non-exclusive basis in those areas in which it retains salesmen. It was agreed that the private company would realize a return of $1,339,000 from sales of the 451,807 shares of AquaCell common stock that it owns and, if required, from 5% of future revenues to be generated by our Global Water-Aquacell subsidiary.

[3]  Employment agreements

     The Company has employment agreements with various executives and employees of the Company which expire at various dates through
February, 2006. These agreements provide for aggregate minimum salaries of $677,000 for the year ending June 30, 2004. The agreements also provide for incentive bonuses based upon achievement of certain milestones. No bonuses have been paid under these agreements as of June 30, 2003.

     Effective July 2002 the Company entered into a five-year employment contract with one of the officers of WST. The contract calls for a minimum annual salary of $100,000.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             June 30, 2003


Note L - Long Term Note

      At June 30, 2003 the long term note consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note follows:

          Year Ending    June 30, 2004    $  4,000
                         June 30, 2005       3,000
                                          --------
                                          $  7,000
                                          ========

Note M - Impairment Loss On Investment

       In connection with a 15% investment in Corbett Water Technologies, Inc., the Company recognized an impairment loss of $1,226,000 during the year ended June 30, 2002 in accordance with generally accepted accounting principles (GAAP), as contained in the provisions of SFAS-121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The investment was sold during the year ended June 30, 2003 (See Note F).

Note N - Related Party Transactions

      Included in net sales are sales to a former affiliate, pursuant to a distribution agreement, aggregating approximately $706,000 for the year ended June 30, 2003 and $452,000 for the year ended June 30, 2002. (See Note K (2)).

Note O - Major Customers and Suppliers

      During the years ended June 30, 2003 and June 30, 2002, the Company sold approximately 44% and 43% respectively, of its products to a former affiliate (See Note K (2)).

     During the years ended June 30, 2003 and 2002, the Company purchased approximately 27% and 39% respectively, of its materials from one vendor, the supplier of its raw cooler.

Note P - Subsequent Events

(1) During July through September 2003 the Company completed a private placement of 1,703,000 shares of its common stock. The offering consists of one share of common stock at a price of $1.50 per share and one common stock purchase warrant exercisable at $4.00 per share. The warrant contains a call feature. The Company received proceeds of $2,296,000 net of expenses of $259,000. In connection with the offering the placement agent received 341,000 common stock purchase warrants exercisable at $4.00 per share.

(2) During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for these agreements included cash fees of $45,000 and 1,250,000 warrants to purchase shares of common stock of the Company at a price of $.01 per share. These warrants were valued at $2,564,000 utilizing the Black-Scholes valuation method. Such amount will be amortized to expense over the term of the agreements.

(3) During September 2003 the Board of Directors adopted a resolution, subject to shareholders' approval, to amend the 1998 Stock Option Plan to increase the number of shares issuable thereunder from 1,000,000 to 2,000,000.

