Form 10KSB/A
period 2003-06-30
AQUACELL TECHNOLOGIES INC
filed 2003-11-06
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

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

Marketing of the Purific Water Cooler

   Beginning  in January 2002, Corbett Water Technologies,  Inc.,
(CWT) a company with which we had signed an agreement for the marketing and distribution of our Purific water coolers, built a sales force through the recruitment of experienced sales personnel from the largest bottled water delivery companies for sales of Purific coolers. In late September 2002, CWT made a decision to restructure its business model, reduced its sales staff and did not implement a plan for national marketing. As a result, we restructured our relationship with CWT, whereby CWT relinquished its exclusive distribution rights, but is continuing to sell Purific coolers on a non-exclusive basis. The renegotiated distribution agreement with the counterparty (see Note K-2 of the Financial Statements) contains a written put option entitling the counterparty to $1,339,000 for its 451,807 shares of the Company. The Company has pledged 5% of future revenues of its Global Water-Aquacell, Inc. to compensate for any shortfall in the counterparty's proceeds from the sales of Company stock.

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

   On May 30, 2003, we completed negotiations for the return of the exclusive distribution rights from our major customer. (See Note O to Financial Statements). Until the lengthy negotiation process was completed, the Company was impeded from pursuing new marketing avenues or channels of distribution. Upon successful completion of the negotiations we have made new sales and marketing alliances. Our association with Beau Dietl & Associates will provide access to major corporations for the marketing and sales of our patented water cooler and the advertising on the permanently attached bottle. Although no customer currently provides more than 10% of consolidated revenues, we continue to do business with such companies as Philip Morris, Connecticut Water and Morgan Stanley and the United States government.

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

Government Regulation

   Federal, state, local and foreign environmental laws and regulations require substantial expenditures and compliance with water quality standards and impose liabilities for noncompliance. We believe that environmental laws and regulations and their enforcement are, and will continue to be, a significant factor affecting the marketability of our products. The treatment of drinking water in the United States is governed by the Safe Drinking Water Act. The 1996 amendments to the Act emphasize risk based standards for contaminants in drinking water, afford small water supply systems operational flexibility and provide assistance to water system infrastructures through a multi-
billion-dollar Drinking Water State Revolving Fund. The Fund program assists public water systems with the financing of the costs of drinking infrastructure that is necessary to achieve or maintain compliance with the Safe Drinking Water Act requirements and to protect public health. The Fund, patterned after the State Revolving Fund contained in the Clean Water Act, provides funding to the states to establish a renewable source of financing for drinking water infrastructure projects. The Fund program is designed to ensure that the drinking water supplies in the United States remain safe and affordable, and that systems that receive funding will be properly operated and maintained. Regulations under the Safe Water Drinking Act also established maximum containment levels for a wide variety of chemicals that may be present in drinking water treatment to meet applicable standards.

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

   For the year ended June 30, 2003 we increased revenues by 51% to $1,588,000 while cutting our per share losses by 33% and decreasing our selling, general and administrative expenses by 32% to $3,044,000. This increase in revenues is primarily attributable to the growing acceptance of our flagship Purific(R) Water Cooler in the marketplace.

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

   During the year ended June 30, 2003, the Company recorded a valuation adjustment, in connection with a put option relating to the return and cancellation of all exclusive distribution and marketing rights, in the amount of $140,000.

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

  Subsequent to June 30, 2003 the Company raised an additional $2,296,000 from the sale of equity securities, net of expenses of $259,000. The Company intends to use the net proceeds of $2,296,000 from the private placement of common stock and warrants for general working capital purposes. Cash used for operations in each of the two most recently completed fiscal years amounted to $799,000 and $789,000 respectively and, accordingly, the net proceeds should enable the Company to fund its operations for the current fiscal year. The Company intends to replace lost revenues from its major customer with revenues from new customers to be generated from marketing and consulting agreements recently concluded. In addition, the Company anticipates generating approximately $1,800,000 from the exercise of certain outstanding warrants subject to certain call provisions. Although we are confident that we can achieve our short range goals, there is no assurance, as stated in the second paragraph of Note A, that profitable operations will ever be attained or that the Company will ever attain positive cash flow.

  We have granted warrants, subsequent to our initial public offering in connection with private placements, consulting, marketing and financing agreements that may generate additional capital of up to approximately $13,900,000 if exercised. The private placement warrants are exercisable at prices ranging from $1.16 to $4.00 and the warrants granted in connection with consulting, marketing and financing agreements are exercisable at prices ranging from $0.01 to $5.50 (See Notes H(4) and P(1) and P(2) to the Financial Statements).There is no assurance however, that any of the warrants will be exercised.

  During  the  year  ended  June  30, 2003  principal payments of
$567,000,   which  consisted  of  contributed  accrued  officers'
salaries, reduced the balance on the $1,750,000 installment notes receivable to $177,000 at June 30, 2003.

  In connection with the written put option regarding the return and cancellation of all exclusive distribution and marketing rights, the Company has recorded a liability of $140,000 at June 30, 2003. Such amount represents the fair value of liability in the event that the counterparty does not realize $1,339,000 from the sale of its shares owned in the Company. The ultimate obligation, if any, will be paid from 5% of future revenues to be generated by the Company's Global Water-Aquacell, Inc. subsidiary.

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


                            PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information About Directors and Executive Officers

Name                    Age   Position
---------------------   ---   --------------------------------
James C. Witham         62    Chairman of the Board and
                              Chief Executive Officer

Glenn A. Bergenfield    50    Director

Dr. William DiTuro      48    Director

Karen B. Laustsen       43    President, Chief Operating
                              Officer, Secretary and Director

Gary S. Wolff           65    Chief Financial Officer,
                              Treasurer and Director

  Mr. James C. Witham founded AquaCell in March, 1997 and serves as its Chairman and Chief Executive Officer. Prior to founding AquaCell, Mr. Witham founded JW Acquisition Co. in May, 1996 and served as its Chief Executive Officer until March, 1997. From April, 1987 through May, 1996, Mr. Witham founded and served as Chairman, Chief Executive Officer and President of U.S. Alcohol Testing. Mr. Witham also served as Chairman and Chief Executive Officer of U.S. Alcohol's two publicly held subsidiaries, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Mr. Witham is the husband of Karen B. Laustsen, President of AquaCell.

  Mr. Glenn A. Bergenfield has been a director of AquaCell since July 1997. For the past fifteen years, Mr. Bergenfield has been self-employed as a sole practitioner of law in the State of New Jersey. Mr. Bergenfield served as a director of U.S. Alcohol, and as a director of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

  Dr. William DiTuro has been a director of AquaCell since July 1997. Dr. DiTuro has been self-employed as a sole practitioner of general pediatrics since 1986 and has served as a clinical instructor of pediatrics at the Robert Wood Johnson Medical School. Dr. DiTuro served as a director of U.S. Alcohol, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

  Ms. Karen B. Laustsen is a founder of AquaCell and has served as its President, Chief Operating Officer, Secretary, and as a Director since March, 1997. Prior to founding AquaCell, Ms. Laustsen served as President of JW Acquisition Co. from May, 1996 through March, 1997. From April, 1987 through May, 1996, Ms. Laustsen served as Executive Vice President and a director of U.S. Alcohol Testing of America, Inc. Ms. Laustsen also served on the board of directors of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Ms. Laustsen is the wife of James C. Witham, Chairman of AquaCell.

  Mr. Gary S. Wolff is a founder of AquaCell and has served as its Treasurer, Chief Financial Officer and as a Director since March, 1997. Prior to founding AquaCell, Mr. Wolff served as Chief Financial Officer and a director of U.S. Alcohol, a publicly held company from April, 1987 through July, 1996. Mr. Wolff also served as Chief Financial Officer and as a director of U.S. Drug Testing, Inc. and as Treasurer and a director of Good Ideas Enterprises, Inc. He is licensed as a Certified Public Accountant in the States of New York and New Jersey and during the period from July, 1996 through March, 1997 he was self-employed as a sole practitioner of accounting.

  The executive officers of the Company are elected annually by the Board of Directors and serve at the discretion of the Board.

  During the fiscal year ended June 30, 2003, the Company's Board of Directors held 7 meetings.

  The Board of Directors maintains an Executive Committee currently consisting of directors Witham, Laustsen and Wolff, which has all of the authority of the Board of Directors except as limited by applicable law. In addition we have an Audit Committee and a Compensation Committee which are required to consist of a majority of outside directors. The Audit Committee, currently consisting of directors Bergenfield and DiTuro, oversees actions taken by our independent auditors and reviews our internal audit controls. The Compensation Committee, currently consisting of directors Witham, Bergenfield and DiTuro, reviews the compensation levels of our employees and makes recommendations to the Board regarding compensation. The Company's audit committee was established in June 2000 and is currently comprised of Glenn Bergenfield and William DiTuro. The audit committee met 2 times in the fiscal year ended June 30, 2003. The Compensation Committee of the Board of Directors met once during the 2003 fiscal year.

Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934 requires AquaCell's directors and executive officers to file with the SEC initial reports of ownership and changes in ownership of AquaCell's Common Stock during the fiscal year ended June 30, 2003. AquaCell believes that its officers and directors complied with all these filing requirements during the fiscal year. The Company has relied upon the representations of its directors and executive officers. The Company does not believe any other stockholders are subject to Section 16(a) filing requirements.


ITEM 10.	EXECUTIVE COMPENSATION.

  The following table sets forth information concerning compensation for the fiscal years indicated for services in all capacities awarded to, earned by or paid to the Company's Chief Executive Officer and the other executive officers whose compensation was in excess of $100,000 during the fiscal year ended June 30, 2003.


 Name and Principal Position	           Annual Compensation                   Long-Term Compensation
----------------------------       -------------------------------  ------------------------------------------
                         	     Year  Salary($)(1)(2)  Bonus($)  Options Granted(3)  All Other Compensation
                                   ----  ---------------  --------  ------------------  ----------------------
James C. Witham................... 2003      316,000         --            --                      --
Chairman of the Board and          2002      265,000         --            --                      --
Chief Executive Officer	           2001      196,000         --            --                      --

Karen B. Laustsen................. 2003      190,000         --            --                      --
President, Chief Operating         2002      160,000         --            --                      --
Officer, Secretary and Director    2001       99,000	       --            --                      --

Gary S. Wolff..................... 2003      170,000         --            --                      --
Treasurer, Chief Financial Officer 2002      142,000         --            --                      --
and Director                       2001      103,000         --            --                      --

(1) Aggregate salaries actually paid in fiscal year 2003 were $109,000. $567,000 of accrued and unpaid salaries were utilized to pay principal on certain notes receivable from third parties that were personally guaranteed by the Company's executive officers.
(2) All of the salaries actually paid to the officers during fiscal 2003 represented vacation pay.
(3) No options were granted to the executive officers in the last fiscal year. The executive officers do not hold any options.

Employment Agreements

  On February 12, 2001, we entered into five-year employment agreements with each of Mr. Witham and Ms. Laustsen, an d a two-year employment agreement with Mr. Wolff that was extended through June 30, 2005. These agreements provide for base salaries of $265,000, $160,000, and $142,000, respectively, and also provide for bonuses to be paid based upon established financial performance targets. Each of these employment agreements contains standard noncompete, confidentiality and benefit provisions, including provisions for severance compensation in the event of a termination without cause or transactions that result in a change in control of AquaCell. Each of these contracts provide that after the first year, the base salary amounts will be subject to increase by 50% of the amount of any bonus, with such bonus to be based on net sales and net income earned during the prior year. The terms of the employment agreements, including bonus criteria were reviewed and approved by the Compensation Committee.

Summary of 1998 Incentive Stock Plan

  Our 1998 Incentive Stock Plan, covering 1,000,000 shares of our
Common Stock, is administered by the Compensation Committee of our Board of Directors. Among the Compensation Committee's powers will be the authority to:

  .  interpret the plan;
  .  establish rules and regulations for its operation;
  . select officers, other key employees, consultants and advisors to receive awards; and
  . determine the form, amount and other terms and conditions of awards.

  Directors, officers, key employees and independent  contractors will be eligible to participate in the  plan.  The  selection  of
participants  is   within  the  discretion  of  the  Compensation
Committee.

  The plan provides for the grant of any or all of the following types of awards:

  . stock options, including nonqualified stock options and incentive stock options;
  .  stock awards;
  .  stock appreciation rights;
  .  performance shares; and
  .  performance units.

  Awards may be granted by themselves, in combination or in tandem with other awards as determined by the Compensation
Committee.

  . Under the plan, the Compensation Committee may grant awards in the form of nonqualified stock options or incentive stock options, shares of our Common Stock, stock appreciation rights, performance shares or performance units. The Compensation Committee, with regard to each stock option, will determine the number of shares subject to the option, the manner and time of the option's exercise and vesting, and the exercise price per share of stock subject to the option. The following limitations are applicable under the plan: no incentive stock options may be exercisable later than ten years after the date they are granted and no nonqualified stock options may be exercisable later than fifteen years after the date they are granted;

  . the aggregate fair market value at the time of grant of shares of Common Stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year cannot be more than $100,000;

  . the exercise price of a stock option will not be less than 100% of the fair market value of the shares of Common Stock on the date the option is granted for incentive stock options or less than 85% of the market value for non qualified stock options (or, in either case, not less than 110% of fair market value if the optionee is an officer, director or a 10% stockholder);

  . the option price must be paid by a participant by check or, in the discretion of the Compensation Committee, by delivery of our Common Stock; and

  . awards may be subject to such terms, conditions, restrictions or limitations, as the Compensation Committee deems appropriate, including restrictions on transferability and continued employment.

  Under the plan, each stock appreciation right will entitle the holder to elect to receive the appreciation in the fair market value of the shares subject to the stock appreciation right up to the date the right is exercised. Stock appreciation rights may be granted independent of, or in connection with, stock options. In the case of stock appreciation rights issued independent of stock options, the appreciation shall not be measured from a value less than 85% of the fair market value of the shares on the date of grant. If the stock appreciation rights are issued in connection with stock options, the appreciation shall be measured from not less than the option price. No stock appreciation right may be exercised earlier than six months after the date of grant or later than the earlier of the term of the related option or fifteen years after the date it was granted.

  Performance shares and units may be awarded either alone or in addition to other awards and will consist of:

  . in the case of performance shares, the right to receive shares of Common Stock or cash of equal value at the end of a specified performance period; or

  . in the case of performance units, the right to receive a fixed dollar amount, payable in cash or shares of Common
     Stock or a combination of both at the end of a specified performance period.

  The Compensation Committee may condition the performance shares or units on the attainment of specified performance goals or such other facts or criteria as the committee shall determine.

  The plan provides that awards shall not be transferable otherwise than by law or by will or the laws of descent and distribution. However, the Compensation Committee may permit the transferability of an award to members of the participant's immediate family or trusts or family partnerships for the benefit of such family members.

  The Board of Directors has the right to amend, suspend or terminate the plan at any time, subject to the rights of participants under any outstanding awards. However, no amendment to the plan may be made without the approval of our stockholders if such approval is required by law or regulatory authority.

Summary of 2002 Directors Stock Option Plan

  In order to provide the Company the ability to issue options to non-employee directors, the Board adopted the 2002 Directors Stock Option Plan (the "2002 Directors Plan") effective January 26, 2002 and approved by the Company's stockholders on December 4, 2002, pursuant to which the Company may issue options to non-employee directors to acquire up to 500,000 shares of its common stock. The 2002 Directors Plan is intended to encourage stock ownership by non-employee directors and thereby enhance their proprietary interest in the Company. The Company currently has two (2) non-employee directors serving on the Board of Directors, whose service as directors is compensated solely by the issuance of stock options. These directors do not receive any cash compensation for their service as directors.

  A summary of the significant provisions of the  2002  Directors
Plan is set forth below.

Administration of the 2002 Directors Plan

  The 2002 Directors Plan is administered by a committee (the "Committee") consisting of two or more persons who are appointed by, and serve at the pleasure of, the Board and each of whom is a "disinterested person" as that term is defined in Rule 16b of the General Rules and Regulations under the Securities Exchange Act of 1934. Subject to the express provisions of the 2002 Directors Plan, the Committee has the sole discretion to determine to whom among those eligible, and the time or times at which, options will be granted, the number of shares to be subject to each option and the manner in and price at which options may be exercised. In making such determinations, the committee may take into account the nature and period of service of eligible directors, their level of compensation, their past, present and potential contributions to the Company and such other factors as the Committee in its discretion deems relevant.

  The Committee may amend, suspend or terminate the 2002 Directors Plan at any time, except that no amendment may be adopted without the approval of shareholders which would (i) increase the maximum number of shares which may be issued pursuant to the exercise of options granted under the Plan; (ii) change the eligibility requirements for participation in the 2002 Directors Plan; or (iii) extend the term of any incentive stock options or the period during which any incentive stock options may be granted under the 2002 Directors Plan.

  Unless the 2002 Directors Plan is terminated earlier by the Board, the 2002 Directors Plan will terminate on December 31,
2012.

Shares Subject to the 2002 Directors Plan

  No more than 500,000 shares of common stock may be issued pursuant to the exercise of options granted under the 2002 Directors Plan. If any option expires or terminates for any reason, without having been exercised in full, the unpurchased shares subject to such option will be available again for purposes of the 2002 Directors Plan.

  Under certain circumstances involving a change in the number of shares of common stock without the receipt by the Company of any consideration therefore, such as a stock split, stock consolidation or payment of a stock dividend, the class and aggregate number of shares of common stock in respect of which options may be granted under the 2002 Directors Plan, the class and number of shares subject to each outstanding option and the option price per share will be proportionately adjusted. In addition, if the Company is involved in a merger, consolidation, dissolution or liquidation, the options granted under the 2002 Directors Plan will be adjusted or, under certain conditions, will terminate, subject to the right of the option-holder to exercise his/ her option or a comparable option substituted at the discretion of the Company prior to such event. An option may not be transferred other than by will or by the laws of descent and distribution, and during the lifetime of the option-holder may be exercised only by such holder.

Participation

  The Committee is authorized to grant non-qualified options under the 2002 Directors Plan from time to time to such non-employee directors of the Company as the Committee, in its sole discretion, may determine.

Terms of Options

  The Committee has the discretion to fix the term of each option granted under the 2002 Directors Plan, except past the maximum length of term of each option is ten (10) years, subject to earlier termination as provided in the 2002 Directors Plan.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

  The following table sets forth certain information as of October 3, 2003 (on which date 10,454,255shares of the Company's Common Stock were outstanding), with respect to (i) those persons or groups known to the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each director and nominee,
(iii) each executive officer whose compensation exceeded $100,000 in fiscal 2003, and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 based upon information furnished by the persons listed or contained in filings made by them with the Securities and Exchange Commission. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name and Address                    Shares of         Percentage of
                                  Common Stock        Common Stock,
                               Beneficially Owned  Warrants and Options
-----------------------------  ------------------  --------------------
James C. Witham..............    2,017,030 (1)	         19.34 %
10410 Trademark Street
Rancho Cucamonga, CA 91730

Karen B. Laustsen............      576,172 		    5.52 %
10410 Trademark Street
Rancho Cucamonga, CA 91730

Gary S. Wolff................      488,367		    4.68 %
10410 Trademark Street
Rancho Cucamonga, CA 91730

Glenn A. Bergenfield.........      374,500 (2)(3)	    3.52 %
10410 Trademark Street
Rancho Cucamonga, CA 91730

Dr. William DiTuro...........      337,500 (2)(4)	    3.16 %
10410 Trademark Street
Rancho Cucamonga, CA 91730

All officers and directors
as a group (five persons)....    3,793,569		   34.84 %

(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.

(2)  Includes 75,000 options exercisable within 60 days.

(3) Includes 75,000 series A convertible preferred shares and 75,000 common stock purchase warrants exercisable within 60 days.

(4) Includes 80,000 series A convertible preferred shares and 80,000 common stock purchase warrants exercisable within 60 days.

  The following table sets forth certain information at June 30, 2003 with respect to the Company's equity compensation plans that provide for the issuance of options, warrants or rights to purchase the Company's securities.

                                                                         Number of Securities
                                                                         Remaining Available for
Plan Category        Number of Securities to be   Weighted-Average       Future Issuance under
                     Issued upon Exercise of      Exercise Price of      Equity Compensation Plans
                     Outstanding Options,         Outstanding Options,   (excluding securities
                     Warrants and Rights          Warrants and Rights    reflected in the first column)
-------------------  --------------------------   --------------------   ------------------------------
Equity Compensation
Plans Approved by             476,000                    $ 0.92                     524,000
Security Holders

Directors Equity
Compensation                   30,000                    $ 0.65                     470,000
Plans Approved by
Security Holders


ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.


ITEM 13. 	EXHIBITS AND REPORTS ON FORM 8-K

  (a)  See Exhibit Index.

  (b)  None.




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
                                                                  -----------

                                                                  $1,665,000
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ............................................  $  735,000
   Accrued expenses ............................................     502,000
   Preferred stock dividend payable.............................      12,000
   Customer deposits ...........................................      23,000
   Current portion of deferred payable - derivative ............      12,000
   Current portion of long term note ...........................       4,000
   Loans payable - related parties .............................      80,000
                                                                  -----------
      Total current liabilities ................................   1,368,000

Long term note, net of current portion .........................       3,000
Deferred payable - derivative, net of current portion ..........     128,000
                                                                  -----------
      Total liabilities ........................................   1,499,000
                                                                  -----------
Commitments and contingencies

Stockholders' equity:
Preferred stock - Class A, par value $.001;
   1,870,000 shares authorized;
   1,185,000 issued and outstanding ............................       1,000
Preferred  stock, par value $.00l;
   8,130,000 shares authorized;
   no shares issued ............................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   8,726,224 shares issued and outstanding .....................       9,000
Additional paid-in capital .....................................  13,544,000
Accumulated deficit ............................................ (13,049,000)
                                                                  -----------
                                                                     505,000
Unamortized deferred compensation ..............................    (339,000)
                                                                  -----------
      Total stockholders' equity ...............................     166,000
                                                                  -----------

                                                                  $1,665,000
                                                                  ===========

 The accompanying notes are an integral part of these financial statements.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
Revenue:                                           -------------   -------------
  Net sales ....................................   $  1,582,000    $  1,042,000
  Rental income ................................          6,000           7,000
                                                   -------------   -------------
                                                      1,588,000       1,049,000
Cost of sales ..................................        990,000         565,000
                                                   -------------   -------------
Gross profit ...................................        598,000         484,000
                                                   -------------   -------------

Selling, general and administrative expenses:
  Salaries and wages ...........................      1,290,000         999,000
  Legal, accounting and other professional
     expenses ..................................        172,000         467,000
  Stock based compensation......................        199,000         628,000
  Other ........................................      1,166,000       1,007,000
  Impairment loss on investment.................              -       1,226,000
  Impairment loss on goodwill...................         72,000         187,000
  Reduction of receivable to fair value.........        274,000               -
  Write-off of note receivable and accrued
     interest ..................................         59,000               -
  Recovery of notes-receivable reserve..........       (188,000)              -
  Fair value adjustment of derivative ..........        140,000               -
                                                   -------------   -------------
                                                      3,184,000       4,514,000
                                                   -------------   -------------
  Loss from operations before other income
     (expense)..................................     (2,586,000)     (4,030,000)
                                                   -------------   -------------
Other income (expense):
  Interest expense .............................        (41,000)              -
  Interest income ..............................         53,000         126,000
  Other income .................................              -         100,000
                                                   -------------   -------------
                                                         12,000         226,000
                                                   -------------   -------------
Net loss for the year ..........................   $ (2,574,000)   $ (3,804,000)
                                                   =============   =============
Weighted average common shares outstanding-
   basic and diluted ...........................      8,655,000       8,149,000
                                                   =============   =============
Loss attributable to common stockholders:
   Net loss ....................................   $ (2,574,000)   $ (3,804,000)
   Preferred stock dividends....................        380,000               -
                                                   -------------   -------------
   Loss attributable to common stock holders....   $ (2,954,000)   $ (3,804,000)
                                                   =============   =============
   Net loss per common share....................   $      (0.34)   $      (0.47)
                                                   =============   =============

 The accompanying notes are an integral part of these financial statements.

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Preferred Stock  Common Stock
                                    ---------------- ----------------
                                                                      Additional  Unamortized
                                    Number    Par    Number    Par    Paid-in     Deferred     Accumulated   Treasury
                                    of Shares Value  of Shares Value  Capital     Compensation Deficit       Stock      Total
----------------------------------- --------- ------ --------- ------ ----------- ------------ ------------- ---------- ------------
Balances- July 1, 2001 ............                  7,733,250 $7,000 $ 9,441,000 $  (308,000) $ (6,671,000)            $ 2,469,000
Issuance of common stock for
   consulting services to
   the Company ....................                    240,000      -     324,000    (324,000)                                    0
Issuance of common stock warrants
   for services to the Company ....                                       589,000    (589,000)                                    0
Amortization of deferred costs ....                                                   628,000                               628,000
Issuance of common stock for
   investment in Corbett
   Water Technologies, Inc. .......                    451,807  1,000   1,499,000                                         1,500,000
Issuance of common stock for
   acquisition of Water Science
   Technologies, Inc., including
   55,337 shares issued to
   vendors of acquired company ....                    258,589  1,000   1,188,000                                         1,189,000
Surrender of 82,422 shares of
   common stock by officers
   in payment of principal and
   interest on notes receivable ...                                                                          $(251,000)    (251,000)
Net loss for the year ended
   June 30, 2002 ..................                                                              (3,804,000)             (3,804,000)
                                    --------- ------ --------- ------ ----------- ------------ ------------- ---------- ------------
Balances- June 30, 2002 ...........                  8,683,646  9,000  13,041,000    (593,000)  (10,475,000)  (251,000)   1,731,000
Sale of 1,185,000 shares of
   preferred stock in private
   placements, net of costs
   of $73,000 ..................... 1,185,000 $1,000                      732,000                                           733,000
Amortization of deferred costs ....                                                   199,000                               199,000
Write-off of unamortized                                                 (110,000)    110,000                                     0
   deferred compensation ..........
Issuance of 125,000 shares of
   common stock in connection
   with financing arrangement .....                    125,000      -      89,000                                            89,000
Issuance of 160,000 common stock
   warrants in connection with
   credit facility agreement ......                                        43,000     (43,000)                                    0
Retirement of 82,422 shares of
   common stock held in
   the treasury ...................                    (82,422)     -   (251,000)                              251,000            0
Issuance of 150,000 common stock
   warrants in connection with
   consulting agreement ...........                                       12,000      (12,000)                                    0
Deemed dividends on beneficial
   conversion feature of                                                 368,000
   preferred stock offerings ......                                     (368,000)                                                 0
Dividends on Class A
   preferred stock ................                                      (12,000)                                           (12,000)
Net loss for the year ended
   June 30, 2003 ..................                                                              (2,574,000)             (2,574,000)
Balances- June 30, 2003 ........... 1,185,000 $1,000 8,726,224 $9,000 $13,544,000 $  (339,000) $(13,049,000) $        - $   166,000
                                    ========= ====== ========= ====== =========== ============ ============= ========== ============

 The accompanying notes are an integral part of these financial statements.

               AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
                                                   -------------- --------------
Cash flows from operating activities:
Net loss .........................................  $ (2,574,000)  $ (3,804,000)

Adjustment to reconcile net loss to net cash used in operating activities:
  Issuance of common stock in connection
     with financing transactions .................        89,000              -
  Impairment loss on investment ..................             -      1,226,000
  Impairment loss on goodwill ....................        72,000        187,000
  Reduction of reserve on notes receivable .......      (188,000)             -
  Fair value adjustment of derivative ............       140,000              -
  Reduction of receivable to fair value ..........       274,000              -
  Write-off of note receivable and
     accrued interest ............................        59,000              -
  Stock based compensation .......................       199,000        628,000
  Provision for bad debts ........................        21,000          1,000
  Depreciation and amortization ..................        58,000         57,000

Changes in:
  Accounts receivable ............................        96,000       (120,000)
  Accrued interest receivable ....................       (53,000)             -
  Prepaid expenses and other current assets ......        93,000         80,000
  Inventories ....................................        18,000         55,000
  Security deposits ..............................         3,000              -
  Accounts payable ...............................        17,000        457,000
  Accrued expenses ...............................       870,000        487,000
  Customer deposits ..............................         7,000        (43,000)
                                                   -------------- --------------
        Net cash used in operating activities ....      (799,000)      (789,000)
                                                   -------------- --------------

Cash flows from investing activities:
  Notes issued for purchase of property and
     equipment, net of payments ..................         7,000              -
  Collections on notes receivable ................             -        498,000
  Purchase of property and equipment .............       (11,000)        (6,000)
  Cash balance of acquired subsidiary ............             -         25,000
                                                   -------------- --------------
        Net cash provided by (used in)
           investing activities ..................        (4,000)       517,000
                                                   -------------- --------------

Cash flows from financing activities:
  Loans and advances from related parties ........        51,000         25,000
  Proceeds from private placements of
     preferred stock .............................       781,000              -
  Expenses of offerings ..........................       (48,000)             -
                                                   -------------- --------------
        Net cash provided by financing
           activities ............................       784,000         25,000
                                                   -------------- --------------
Decrease in cash .................................       (19,000)      (247,000)
Cash, beginning of year ..........................        51,000        298,000
                                                   -------------- --------------
Cash, end of year ................................  $     32,000   $     51,000
                                                   ============== ==============

 The accompanying notes are an integral part of these financial statements.

             AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2003           2002
                                                   -------------- --------------
Supplemental disclosure of cash flow information:
  Cash paid for interest .........................  $     36,000   $          -

Supplemental schedule of non-cash investing and financing activities:
  Note receivable payments of principal and
     interest made by officers/
     stockholders with their shares of the
     Company's common stock
     recorded as treasury stock ..................  $          -   $   251,000
  Issuance of common stock in connection with
     investment .................................   $          -   $ 1,500,000
  Issuance of common stock and warrants for
     services ...................................   $     55,000   $   913,000
  Issuance of common stock to acquire
     subsidiary .................................   $          -   $ 1,000,000
  Issuance of common stock to satisfy
     indebtedness to acquired subsidiary's
     vendors ....................................   $          -   $   189,000
  Principal payments on notes receivable by
     conversion of accrued officers
     salaries ...................................   $    567,000   $   349,000
  Issuance of preferred stock in private
     placement for expenses of the
     offering ...................................   $     25,000   $         -
  Retirement of 82,422 shares of treasury
     stock ......................................   $    251,000   $         -
  Dividends payable on preferred stock ..........   $     12,000   $         -
  Consideration received for sale of
     investment .................................   $    274,000   $         -
  Deemed dividends on preferred stock ...........   $    368,000   $         -
  Write-off of unamortized deferred
     compensation ...............................   $    110,000   $         -
  Increase in derivative payable ................   $    140,000   $         -

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

[15] Shipping and handling fees and costs:

     Shipping and handling fees and costs of $34,000 and $15,000 for the years ended June 30, 2003 and 2002, respectively, are included in other selling, general and administrative expenses.

[16] Derivatives:

     The Company recognizes all speculative derivatives on the balance sheet at fair value on the date the derivative instrument is entered into, with a corresponding charge to income (loss) from operations in accordance with FAS-133. Subsequent changes to fair value are reflected in income (loss) from operations. Fair value is estimated at each balance sheet date using a Black-Scholes pricing model.

[17] New accounting pronouncements:

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

     At June 30, 2003, the Company recognized a fair value reduction of $274,000 on this receivable because future collections could not be determined with any degree of certainty. Such reduction has been charged to operations during the year ended June 30, 2003. Interest income on this receivable will be recorded as received.

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

     During May 2003 the Company completed an additional private placement of 500,000 shares of its newly designated Series A Convertible Preferred Stock. The offering consists of one share of class A convertible preferred stock at a price of $0.75 per share and one Class A common stock purchase warrant exercisable at $1.60 per share. Both the preferred stock and warrant contain certain call features. Based on the effective conversion price of the preferred stock using a relative fair value of $208,000 attributable to the warrants the Company recognized a beneficial conversion feature of $210,000 as a deemed dividend to the holders of the convertible preferred stock. In connection with this offering the Company received gross proceeds of $ 375,000. Expenses of the offering amounted to $48,000.

     The preferred stockholders have no voting rights unless the preferred shares are converted to common stock. The preferred shares will be converted on a mandatory basis provided that the underlying common shares have been registered and the common stock has traded at a price of $1.89 for 20 consecutive trading days.

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

    On May 30, 2003 the Company negotiated the return and cancellation of all exclusive distribution and marketing rights under the distribution agreement and joint  venture  agreement,  the  return  of
100,000 warrants exercisable at $6.00 per share and the return of 100,000 warrants exercisable at $7.00 per share. In exchange AquaCell granted the private company the right to continue to sell Global Water-Aquacell's products on a non-exclusive basis in those areas in which it retains salesmen. It was agreed that the private company would realize a return of $1,339,000 from sales of the 451,807 shares of AquaCell common stock that it owns and, if required, from 5% of future revenues to be generated by our Global Water-Aquacell subsidiary. For the year ended June 30, 2003 in connection with this transaction the Company recognized a charge, in the amount of $140,000, for the fair value of its put option classified as a derivative. As of June 30, 2003, $219,000 has been liquidated through sales of 91,807 shares by the counterparty. The Company has calculated fair value of the unliquidated balance of the put option on the unsold shares (360,000) using the Black-Scholes valuation method utilizing the following assumptions: risk-free interest rate of 3.1%, volatility of 33% and expected life of eleven months at June 30, 2003. In the event that the private company realizes proceeds exceeding $1,339,000, the first $274,000 of such proceeds will be used to repay the receivable from sale of investment (see Note F).



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


Dated:  November 5, 2003       AQUACELL TECHNOLOGIES, INC.
                               (Registrant)

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


Signatures              Title                                 Date
----------              -----                                 ----


/s/ James C. Witham     Chairman of the Board of Directors    November 5, 2003
----------------------  and Chief Executive Officer
    James C. Witham     (Principal Executive Officer)


/s/ Karen B. Laustsen   Director and President                November 5, 2003
----------------------
    Karen B. Laustsen


/s/ Gary S. Wolff       Director and Chief Financial Officer  November 5, 2003
----------------------  (and Principal Accounting Officer)
    Gary S. Wolff


/s/ Glenn Bergenfield   Director                              November 5, 2003
----------------------
    Glenn Bergenfield


/s/ Dr. William DiTuro  Director                              November 5, 2003
----------------------
    Dr. William DiTuro



                          EXHIBIT INDEX


 Exhibit
 Number     Description
---------   ---------------------------------------------------

  10.0      Material Contracts

   (1)      Distribution Agreement dated October 9, 2001

   (2)      Joint Venture Agreement dated October 9, 2001

   (3)      Dissolution Agreement dated May 30, 2003


  31.1      CEO's Certification pursuant to Rule 13a-14 and
            15d-14 under the Securities Exchange Act of 1934, as amended


  31.2      CFO's Certification pursuant to Rule 13a-14 and
            15d-14 under the Securities Exchange Act of 1934, as amended


  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002