Form 10QSB
period 2003-09-30
AQUACELL TECHNOLOGIES INC
filed 2003-11-14
CIK 1114655

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB
(Mark one)
   __X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2003.

   _____ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ______ to ______

                         Commission File Number 1-16165

                           AQUACELL TECHNOLOGIES, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                            33-0750453
     ------------------------         ------------------------------------
     (State of Incorporation)         (IRS employer identification number)

                             10410 Trademark Street
                           Rancho Cucamonga, CA 91730
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                (909) 987-0456
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
                      ____________________________________

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

     Common Stock, $.001 par value             10,454,255 shares outstanding
                                                  as of November 12, 2003.

     Transitional Small Business Disclosure Format (check one):
     Yes  _____     No  __X__

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

                                                                           PAGE
Item 1     Financial Statements:

           Condensed Consolidated Balance Sheet as of September 30, 2003 ..  1

           Condensed Consolidated Statements of Operations for the
           three-month periods ended September 30, 2003 and 2002 ..........  2

           Condensed Consolidated Statements of Cash Flow for the
           three-month periods ended September 30, 2003 and 2002 ..........  3

           Notes to Condensed Consolidated Financial Statements ...........  4

Item 2     Management's Discussion and Analysis: ..........................  7


           Forward-Looking Statements
           Overview
           Results of Operations
           Liquidity and Capital Resources

Item 3     Controls and Procedures ........................................ 10


                          PART II - OTHER INFORMATION

Item 2(C)  Sales of Unregistered Securities ............................... 10

Item 4     Submission of Matters to a Vote of Security Holders ............ 10

Item 6     Exhibits and reports on Form 8-K ............................... 10

Signature ................................................................. 10

Certifications ............................................................ 10

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              September 30, 2003
                                  (Unaudited)
ASSETS
Current assets:
     Cash ........................................................ $  1,500,000
     Notes receivable, including accrued interest of $62,000 .....       85,000
     Accounts receivable, net of allowance of $25,000 ............       64,000
     Inventories .................................................      234,000
     Prepaid expenses and other current assets ...................      158,000
                                                                   -------------
          Total current assets ...................................    2,041,000
                                                                   -------------

Property and equipment, net ......................................       31,000
                                                                   -------------
Other assets:
     Goodwill ....................................................    1,042,000
     Patents, net ................................................       93,000
     Security deposits ...........................................       13,000
                                                                   -------------
          Total other assets .....................................    1,148,000
                                                                   -------------
                                                                   $  3,220,000
                                                                   =============
LIABILITIES
Current liabilities:
     Accounts payable ............................................ $    509,000
     Accrued expenses ............................................      539,000
     Preferred stock dividend payable ............................       16,000
     Customer deposits ...........................................       29,000
     Current portion of deferred payable-derivative ..............       20,000
     Current portion of long-term debt ...........................        4,000
     Loans payable - related parties..............................       55,000
                                                                   -------------
          Total current liabilities ..............................    1,172,000

Deferred payable-derivative, net of current portion ..............      327,000
Long-term debt, net of current portion............................        2,000
                                                                   -------------
          Total liabilities ......................................    1,501,000
                                                                   -------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock - Class A, par value $.001; 1,870,000 shares
     authorized; 1,185,000 shares issued and outstanding .........        1,000
Preferred stock, par value $.00l; 8,130,000 shares authorized;
     no shares issued ............................................            -
Common stock, par value $.001; 40,000,000 shares authorized;
     10,454,255 shares issued and outstanding ....................       10,000
Additional paid-in capital .......................................   18,414,000
Accumulated deficit ..............................................  (14,177,000)
                                                                   -------------
                                                                      4,248,000
Unamortized deferred compensation ................................   (2,529,000)
                                                                   -------------
          Total stockholders' equity .............................    1,719,000
                                                                   -------------
                                                                   $  3,220,000
                                                                   =============

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Revenue:
  Net sales ......................................... $   201,000   $   930,000
  Rental income .....................................           -         2,000
                                                      ------------  ------------
                                                          201,000       932,000
Cost of sales .......................................     129,000       465,000
                                                      ------------  ------------
Gross profit ........................................      72,000       467,000
                                                      ------------  ------------

Selling, general and administrative expenses:
  Salaries and wages ................................     299,000       310,000
  Legal, accounting and other professional expenses..      65,000        74,000
  Stock based compensation ..........................     375,000        45,000
  Fair value adjustment of derivative ...............     207,000             -
  Other .............................................     255,000       277,000
                                                      ------------  ------------
                                                        1,201,000       706,000
                                                      ------------  ------------
Loss from operations before other income (expense)...  (1,129,000)     (239,000)
                                                      ------------  ------------
Other income (expense):
  Interest income ...................................       1,000        18,000
  Interest (expense) ................................           -        (4,000)
                                                      ------------  ------------
                                                            1,000        14,000
                                                      ------------  ------------

Net loss for the period ............................. $(1,128,000)  $  (225,000)
                                                      ============  ============

Weighted average shares outstanding-
  basic and diluted .................................   9,349,000     8,601,000
                                                      ============  ============

Loss attributable to common stockholders:
  Net loss .......................................... $(1,128,000)  $  (225,000)
  Preferred stock dividends .........................      16,000             -
                                                      ------------  ------------
  Loss attributable to common stockholders .......... $(1,144,000)  $  (225,000)
                                                      ============  ============
  Net loss per common share ......................... $     (0.12)  $     (0.03)
                                                      ============  ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Cash flows from operating activities:

Net loss ........................................     $(1,128,000)  $  (225,000)

Adjustment to reconcile net loss to net cash used in operating activities:

  Stock based compensation ......................         375,000        45,000
  Fair value adjustment of derivative ...........         207,000             -
  Depreciation and amortization .................          13,000        15,000

Changes in:

  Accounts receivable ...........................          10,000      (543,000)
  Accrued interest receivable ...................           7,000       (18,000)
  Prepaid expenses and other current assets .....         (35,000)       40,000
  Inventories ...................................        (150,000)       (5,000)
  Security deposits .............................               -         3,000
  Accounts payable ..............................        (226,000)       65,000
  Accrued expenses ..............................          37,000       217,000
  Customer deposits .............................           6,000         1,000
                                                      ------------  ------------
        Net cash used in operating activities ...        (884,000)     (405,000)
                                                      ------------  ------------
Cash flows from investing activities:

  Collections on notes receivable ...............          68,000             -
  Note issued for purchase of property and
    equipment, net of payments ..................          (1,000)        9,000
  Purchase of property and equipment ............          (1,000)      (11,000)
                                                      ------------  ------------
        Net cash provided by (used in)
          investing activities ..................          66,000        (2,000)
                                                      ------------  ------------
Cash flows from financing activities:

  Proceeds from private placements of
    common stock ................................       2,555,000             -
  Expense of offerings ..........................        (259,000)            -
  Preferred stock dividend paid .................         (12,000)            -
  Exercise of stock options .....................          27,000             -
  Proceeds of loans from finance company ........               -       376,000
  Proceeds (repayments) of loans from
    related parties .............................         (25,000)        6,000
                                                      ------------  ------------
        Net cash provided by
          financing activities ..................       2,286,000       382,000
                                                      ------------  ------------

Increase (decrease) in cash .....................       1,468,000       (25,000)

Cash, beginning of period .......................          32,000        51,000
                                                      ------------  ------------
Cash, end of period .............................     $ 1,500,000   $    26,000
                                                      ============  ============

Supplemental disclosure of cash flow information:

   Cash paid for interest .......................     $         -   $         -

Supplemental schedule of non-cash investing and financing activities:

  Issuance of common stock warrants for
    services to the company .....................     $ 2,564,000   $    43,000
  Principal payments on notes receivable
    by conversion of accrued officers salaries ..     $         -   $   153,000
  Dividends payable on preferred stock ..........     $    16,000   $         -

           See notes to condensed consolidated financial statements

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003 (Unaudited)


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2003.


NOTE B - NOTES RECEIVABLE

     At September 30, 2003, the notes receivable consisted of the balances of notes aggregating $200,000 due from non-director/non-employee stockholders and entities owned by them bearing an annual interest rate of 8%.

     The first note, with a balance of $23,000, is unsecured and matured October 2002. The note that matured in October 2002 was extended for one year. In July 2003 the Company received a $68,000 principal payment plus accrued interest on this note and extended the remaining balance to June 30, 2004.

     The remaining notes, aggregating $177,000, were in the original principal amount of $1,750,000, maturing August 16, 2001 and were extended to September 16, 2001. At September 16, 2001 the notes were restructured into twelve-month installment notes collateralized by marketable securities with the first installment due October 16, 2001. The Company recorded an adjustment to reflect a reduction in the estimated fair value of these notes of $365,000 at June 30, 2001. Officers/stockholders of AquaCell have personally guaranteed up to $1,750,000 of the notes and have offered as collateral designated assets. Installment payments of $438,000 were received by the Company and the officers/ stockholders have paid $1,135,000 of the remaining principal balance of $1,312,000 and $32,000 in interest through September 30, 2003. These payments were made through contribution of salaries in the amount of $916,000 and surrender of 82,422 shares of the Company's common stock, valued at $251,000 through June 30, 2003. Such shares were recorded as treasury stock and retired by the Company at December 31, 2002. In January 2003 the collateral underlying the guarantees was released.

     At September 30, 2003, the balance of the reserve against these notes amounted to $177,000

     Interest receivable at September 30, 2003 amounted to $62,000.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003 (Unaudited)

NOTE C - INVENTORIES

     Inventories consist of the following at September 30, 2003:

          Raw materials ....................   $   155,000
          Work in progress .................        79,000
                                               -----------
                                               $   234,000
                                               ===========


NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at September 30, 2003:

          Furniture and fixtures ...........   $    35,000
          Equipment - office ...............        96,000
          Machinery and equipment ..........       122,000
          Rental units .....................         9,000
          Leasehold improvements ...........        10,000
          Truck ............................        11,000
                                               -----------
                                                   283,000
          Less accumulated depreciation ....       252,000
                                               -----------
                                               $    31,000
                                               ===========


NOTE E - LOANS PAYABLE - RELATED PARTIES

     At September 30, 2003 the loans payable to related parties consist of unsecured demand interest free loans of $55,000.


NOTE F - LONG TERM DEBT

     At September 30, 2003 long-term debt consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note are as follows:

          Year ending:
                     September 30, 2004 ....   $     4,000
                     September 30, 2005 ....         2,000
                                               -----------
                                               $     6,000
                                               ===========

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        September 30, 2003 (Unaudited)

NOTE G - EQUITY TRANSACTIONS

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

     During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for these agreements included cash fees of $45,000 and 1,250,000 warrants to purchase shares of common stock of the Company at a price of $.01 per share. These warrants were valued at $2,564,000 utilizing the Black-Scholes valuation method. Such amount will be amortized to expense over the term of the agreements. Amortization amounted to $336,000 for the quarter ended September 30, 2003.


NOTE H - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consists of cash. Such amounts are in excess of FDIC insurance limits.

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

Overview

     The following discussions and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be constructed to imply any conclusion that such results or trends will necessarily continue in the future.

     During the quarter ended September 30, 2003 the Company raised net equity of $2,296,000 putting AquaCell in a strong cash position. In addition, as discussed in Liquidity and Capital Resources, the Company has the possibility of future financing through the exercise of warrants, previously issued, which could generate up to $13,900,000 in additional cash. There is no assurance that any of these warrants will be exercised.

     For the quarter ended September 30, 2003 revenues were $201,000 representing a decrease of $731,000 from the same quarter of the prior year. Virtually the entire decrease, approximately $700,000, were sales in the prior year to Corbett Water Technologies, Inc. (Corbett) the Company's former exclusive distributor of its patented self-filling water coolers. Corbett has not purchased any water coolers since the quarter ended September 30, 2002. The Company went through a lengthy negotiation process to recover its marketing rights, during which time the Company was impeded from pursuing new marketing avenues or channels of distribution. As a direct result of the Corbett distribution agreements and return of the exclusive marketing rights, the Company has incurred significant non-cash losses, aggregating $1,847,000 through September 30, 2003, since the inception of these agreements in October of 2001.

     The quarter ended September 2003 represented the first period during which the Company has had the ability to restructure its marketing plan and form new sales and marketing alliances. As a part of this restructuring, we have engaged several new marketing partners, including internationally renowned security experts Beau Dietl & Associates, providing access to major corporations for the marketing and sales of our products that we expect to come to fruition over the next six months and provide significant revenues for the Company.

     The Company is embarking on additional opportunities which we believe will provide long-term benefits to the Company.

     The Company does not anticipate incurring significant marketing costs as it intends to utilize channels of distribution where the selling groups will be responsible for payment of their own sales and marketing expenses.

Results of Operations

     During the three months ended September 30, 2003 on a consolidated basis, revenues were $201,000 as compared to $932,000 for the similar period of the preceding year resulting from the negotiation for the return of the exclusive distribution right discussed in the overview section.

     On a consolidated basis gross margin decreased to 36% for the quarter ended September 30, 2003 as compared to 50% for the same quarter of the prior year. The decrease is attributable to increased labor and related costs and a decrease in revenues.

     Net loss on a consolidated basis, attributable to common stockholders, for the three months ended September 30, 2003 was $1,128,000 or $0.12 per share, as compared to $225,000 or $.03 per share for the same period of the prior year. The increase in the loss is primarily attributable to the decrease in revenues, as well as an increase in stock based compensation in the amount of $330,000 and fair value adjustment of derivative in the amount of $207,000.

     Salaries and wages decreased by $11,000 for the quarter ended September 30, 2003 over the prior year. Legal, accounting and other professional expensed decreased by approximately $9,000 for the quarter ended September 30, 2003. Stock based compensation increased by $330,000 to $375,000 for the quarter ended September 30, 2003 resulting from amortization of Black Scholes charges on common stock purchase warrants issued in connection with marketing and consulting agreements initiated during the quarter ended September 30, 2003. Other selling, general and administrative expenses, consisting primarily of rent- $39,000, telephone and utilities- $18,000, travel- $15,000, business promotion- $30,000, insurance- $24,000, and vehicle expenses-$25,000 decreased by approximately $22,000 to $255,000 for the quarter ended September 30, 2003.

     During the quarter ended September 30, 2003, the Company recorded a fair value adjustment of a derivative, in connection with a put option relating to the return and cancellation of all exclusive distribution and marketing rights from Corbett Water Technologies, Inc. in the amount of $207,000.

Liquidity and Capital Resources

     During the three months ended September 30, 2003 we raised, through the completion of a private placement of our common shares, net equity of approximately $2,296,000.

     Cash used by operations during the three months ended September 30, 2003 amounted to $884,000. Net loss of $1,128,000 was reduced by non-cash stock based compensation in the amount of $375,000, fair value adjustment of derivatives in the amount of $207,000 and depreciation and amortization of $13,000. Cash used by operations was further increased by increases in inventories, in anticipation of business growth, in the amount of $150,000 and prepaid expenses in the amount of $35,000, and a decrease in accounts payable in the amount of $226,000. Net loss was further decreased by net changes in accrued interest receivable, accrued expenses, customer deposits and accounts receivable amounting to $63,000.

     Cash provided by investing activities during the three months ended September 30, 2003 represented collections on a note receivable in the amount of $68,000 decreased by expenditures for property and equipment in the amount of $1,000 decreased by notes issued for the purchase of equipment in the amount of $1,000.

     Cash provided by financing activities was approximately $2,286,000. Proceeds from sales of common stock in a private placement amounted to $2,296,000 net of expenses of $259,000. Proceeds from exercise of stock options amounted to $27,000. The Company paid a dividend of $12,000 on its Series A convertible preferred stock and the repayment of a loan to a related party amounted to $25,000.

     We have granted warrants, subsequent to our initial public offering in connection with private placements, consulting, marketing and financing agreements that may generate additional capital of up to approximately $13,900,000 if exercised. The private placement warrants are exercisable at prices ranging from $1.16 to $4.00 and the warrants granted in connection with consulting, marketing and financing agreements are exercisable at prices ranging from $0.01 to $5.50. There is no assurance however, that any of the warrants will be exercised.

     In connection with the written put option regarding the return and cancellation of all exclusive distribution and marketing rights, reflected as a derivative in the accompanying financial statements, the Company has adjusted its liability to $347,000 at September 30, 2003. Such amount represents the fair value of liability in the event that the counterparty does not realize $1,339,000 from the sale of its shares owned in the Company. The net remaining obligation, if any, will be paid from 5% of future revenues to be generated by the Company's Global Water-Aquacell, Inc. subsidiary.

     Management believes that its present cash balance and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

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



                       PART II.  OTHER INFORMATION


ITEM 2(C).  SALES OF UNREGISTERED SECURITIES

     As reported in the subsequent event footnote to the Company's Form 10-KSB for the year ended June 30, 2003, during July through September 2003 the Registrant sold 1,703,031 shares of Common Stock at $1.50 per share together with 1,703,031 Common Stock Purchase Warrants to 15 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and section 4 (2) of the Securities Act of 1933, as amended. Each warrant is convertible into one common share at an exercise price of $4.00. The total amount of the offering sold was $2,554,546 and the placement agent received a commission of $255,455 and 340,607 Common Stock Purchase Warrants exercisable at $4.00 per share.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K:  None.


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


                                       AquaCell Technologies, Inc.
                                       -----------------------------------------
                                       Registrant


Date: November 13, 2003                /s/ Gary S. Wolff
                                       -----------------------------------------
                                           Gary S. Wolff
                                           Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of AquaCell Technologies, Inc. (the "Company") on Form 10-QSB for the first fiscal quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 13, 2003                 /s/ James C. Witham
                                       -----------------------------------------
                                       Name: James C. Witham
                                       Title: Chief Executive Officer


Dated: November 13,2003                  /s/ Gary S. Wolff
                                       -----------------------------------------
                                       Name: Gary S. Wolff
                                       Title: Chief Financial Officer

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

Dated: November 13, 2003                 /s/ James C. Witham
                                       -----------------------------------------
                                       Name: James C. Witham
                                       Title: Chief Executive Officer

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

Dated: November 13, 2003                 /s/ Gary S. Wolff
                                       -----------------------------------------
                                       Name: Gary S. Wolff
                                       Title: Chief Financial Officer