Form 10QSB
period 2003-12-31
AQUACELL TECHNOLOGIES INC
filed 2004-02-13
CIK 1114655

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB

 (Mark one)

   __X__ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended December 31, 2003.

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

     Common Stock, $.001 par value             12,004,558 shares outstanding
                                                  as of February 13, 2004.

     Transitional Small Business Disclosure Format (check one):
     Yes  _____     No  _____

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                  FOR THE QUARTER ENDED DECEMBER 31, 2003

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements:                                               PAGE

        Condensed Consolidated Balance Sheet as of December 31, 2003......... 1

        Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2003 and 2002....................... 2

        Condensed Consolidated Statements of Cash Flow for the six month periods ended December 31, 2003 and 2002............................. 3

        Notes to Condensed Consolidated Financial Statements................. 4


Item 2. Managements Discussion and Analysis.................................. 7
        Forward-Looking Statements........................................... 7
        Overview............................................................. 7
        Results of Operations................................................ 8
        Liquidity and Capital Resources...................................... 9


                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................. 10

Item 6. Exhibits and Reports on Form 8-K..................................... 11

Signature.................................................................... 11

Index to Exhibits............................................................ 12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2003
                                  (Unaudited)

ASSETS
Current assets:
     Cash .......................................................  $    359,000
     Notes receivable, including accrued interest of $1,000 .....        24,000
     Accounts receivable, net of allowance of $25,000 ...........        71,000
     Inventories ................................................       373,000
     Prepaid expenses and other current assets ..................       103,000
                                                                   -------------
          Total current assets ..................................       930,000
                                                                   -------------

Property and equipment, net .....................................        30,000
                                                                   -------------
Other assets:
     Goodwill ...................................................     1,042,000
     Patents, net ...............................................        87,000
     Security deposits ..........................................        13,000
                                                                   -------------
          Total other assets ....................................     1,142,000
                                                                   -------------
                                                                   $  2,102,000
                                                                   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................  $    386,000
     Accrued expenses ...........................................       446,000
     Preferred stock dividend payable ...........................        16,000
     Customer deposits ..........................................         1,000
     Current portion of deferred payable- derivative ............        20,000
     Current portion of long-term debt ..........................         4,000
                                                                   -------------
          Total current liabilities .............................       873,000

Deferred payable-derivative, net of current portion .............       514,000
Long-term debt, net of current portion ..........................         1,000
                                                                   -------------
          Total liabilities......................................     1,388,000
                                                                   -------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - Class A, par value $.00l;
     1,870,000 shares authorized;
     1,141,667 shares issued and outstanding ....................         1,000
Preferred stock, par value $.001;
     8,130,000 shares authorized; no shares issued ..............
Common stock, par value $.001;
     40,000,000 shares authorized;
     11,597,588 shares issued and outstanding ...................        12,000
Additional paid-in capital ......................................    18,407,000
Accumulated deficit .............................................   (15,405,000)
                                                                   -------------
                                                                      3,015,000
Unamortized deferred compensation ...............................    (2,301,000)
                                                                   -------------
          Total stockholders'equity .............................       714,000
                                                                   -------------
                                                                   $  2,102,000
                                                                   =============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Six Months Ended
                                    December 31,             December 31,
                             ------------------------- -------------------------
                                 2003         2002         2003         2002
                             ------------ ------------ ------------ ------------
Revenue:

  Net sales ...............  $   199,000  $   204,000  $   400,000  $ 1,134,000
  Rental income............        1,000        2,000        1,000        4,000
                             ------------ ------------ ------------ ------------
                                 200,000      206,000      401,000    1,138,000
Cost of sales .............      148,000      139,000      277,000      604,000
                             ------------ ------------ ------------ ------------
Gross profit ..............       52,000       67,000      124,000      534,000
                             ------------ ------------ ------------ ------------

Selling, general and administrative expenses:

  Salaries and wages.......      402,000      283,000      701,000      593,000

  Legal, accounting and
    other professional
    expenses ..............       50,000       30,000      100,000      104,000

  Consulting fees and
    expenses-research and
    development ...........       47,000         -          62,000         -

  Stock based compensation.      227,000       55,000      602,000      100,000

  Fair value adjustment of
    derivative ............      187,000         -         394,000         -

  Write-off of accrued
    interest on notes .....       48,000         -          48,000         -

  Other ...................      319,000      245,000      574,000      522,000
                             ------------ ------------ ------------ ------------
                               1,280,000      613,000    2,481,000    1,319,000
                             ------------ ------------ ------------ ------------
Loss from operations before
  other (expense) income ..   (1,228,000)    (546,000)  (2,357,000)    (785,000)
                             ------------ ------------ ------------ ------------

Other (expense) income:

  Interest expense ........         -         (18,000)        -         (22,000)
  Interest income .........         -          14,000        1,000       32,000
                             ------------ ------------ ------------ ------------
                                    -          (4,000)       1,000       10,000
                             ------------ ------------ ------------ ------------

Net loss for the period ...  $(1,228,000) $  (550,000) $(2,356,000) $  (775,000)
                             ============ ============ ============ ============
Weighted average shares
  outstanding- basic and
  diluted .................   10,697,000    8,601,000   10,023,000    8,601,000
                             ============ ============ ============ ============

Loss attributable to common stockholders:

  Net loss ................  $(1,228,000) $  (550,000) $(2,356,000) $  (775,000)

  Preferred stock
    dividends .............        16,000         -          32,000         -
                             ------------ ------------ ------------ ------------
  Loss attributable to
    common stockholders ...  $(1,244,000) $  (550,000) $(2,388,000) $  (775,000)
                             ============ ============ ============ ============
  Net loss per common
    share .................  $     (0.12) $     (0.06) $     (0.24) $     (0.09)
                             ============ ============ ============ ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          2003          2002
                                                      ------------  ------------
Cash flows from operating activities:
Net loss ...........................................  $(2,356,000)  $  (775,000)

Adjustment to reconcile net loss to net cash used in operating activities:
  Write-off of accrued interest on notes receivable.       48,000          -
  Fair value adjustment of derivative ..............      394,000          -
  Stock based compensation .........................      602,000       100,000
  Depreciation and amortization ....................       27,000        31,000

Changes in:
  Accounts receivable ..............................        3,000      (258,000)
  Accrued interest receivable ......................       20,000       (32,000)
  Prepaid expenses and other current assets ........       20,000       115,000
  Inventories ......................................     (295,000)      (10,000)
  Accounts payable .................................     (349,000)       29,000
  Accrued expenses .................................      (55,000)      416,000
  Customer deposits ................................      (22,000)       16,000
                                                      ------------  ------------
     Net cash used in operating activities .........   (1,963,000)     (368,000)
                                                      ------------  ------------

Cash flows from investing activities:
  Notes issued for purchase of property and
    equipment, net of payments .....................       (2,000)        9,000
  Collections on notes receivable ..................       68,000          -
  Purchase of property and equipment ...............       (2,000)      (11,000)
                                                      ------------  ------------
     Net cash provided by (used in)
       investing activities ........................       64,000        (2,000)
                                                      ------------  ------------

Cash flows from financing activities:
  Proceeds from private placements of common stock .    2,555,000          -
  Expenses of offerings ............................     (259,000)         -
  Preferred stock dividends paid ...................      (28,000)
  Exercise of stock options and warrants ...........       38,000
  Proceeds of loans from finance company,
    net of repayments ..............................         -          282,000
  Proceeds (repayments) of loans from related
    parties ........................................      (80,000)       39,000
                                                      ------------  ------------
     Net cash provided by financing activates ......    2,226,000       321,000
                                                      ------------  ------------
Increase (decrease) in cash ........................  $   327,000   $   (49,000)
Cash, beginning of period ..........................       32,000        51,000
                                                      ------------  ------------
Cash, end of period ................................  $   359,000   $     2,000
                                                      ============  ============

Supplemental disclosure of cash flow information:
  Cash paid for interest ...........................  $      -      $      -

Supplemental schedule of non-cash investing and financing activities:

  Conversion of inventory to depreciable assets
    for advertising program ........................  $     6,000   &      -

  Issuance of common stock and warrants for
    services to the company ........................  $ 2,564,000   $    43,000

  Principal payments on notes receivable by
    conversion of accrued officers salaries ........  $      -      $   284,000

  Dividends payable on preferred stock .............  $    16,000

  Retirement of 82,422 shares of treasury stock ....  $      -      $   251,000

  Write-off of notes receivable against reserve ....  $   177,000   $      -

  Conversion of 43,333 shares of preferred stock
    to common stock ................................  $      -      $      -

           See notes to condensed consolidated financial statements

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 2003 (Unaudited)

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2003.

NOTE B - NOTES RECEIVABLE

     At December 31, 2003, the notes receivable consisted of a note with a balance of $23,000 due from a non-director/non-employee stockholder. The note, bearing an annual interest rate of 8%, is unsecured and matured October 2002. The note that matured in October 2002 was extended for one year. In July 2003 the Company received a $68,000 principal payment plus accrued interest on this note and extended the remaining balance to June 30, 2004.

        At December 31, 2003, notes receivable from non-director/non-employee stockholders and entities owned by them, in the amount of $177,000, were written off against the balance of the reserve against these notes in the amount of $177,000. Accrued interest of $48,000, in connection with these notes, was also written off at December 31, 2003.

     Interest receivable at December 31, 2003 amounted to $1,000.


NOTE C - INVENTORIES

     Inventories consist of the following at December 31, 2003:

          Raw materials ........................ $  225,000
          Work in progress .....................    148,000
                                                 -----------
                                                 $  373,000
                                                 ===========

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 2003 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at December
31, 2003:

          Furniture and fixtures ..................... $  35,000
          Equipment - office .........................    96,000
          Machinery and equipment ....................   122,000
          Rental units ...............................     9,000
          Leasehold improvements .....................    10,000
          Truck ......................................    11,000
          Coolers placed for advertising program......     7,000
                                                       ----------
                                                         290,000
          Less accumulated depreciation ..............   260,000
                                                       ----------
                                                       $  30,000
                                                       ==========

NOTE E - LONG TERM DEBT

       At December 31, 2003 long-term debt consists of an installment note, secured by a truck, payable in monthly payments of $342 through February 2005. Maturities on the note are as follows:

          Year ending:
                       December 31, 2004............   $   4,000
                       December 31, 2005............       1,000
                                                       ----------
                                                       $   5,000
                                                       ==========

NOTE F - EQUITY TRANSACTIONS

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

      During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for these agreements included cash fees of $45,000 and 1,250,000 warrants to purchase shares of common stock of the Company at a price of $.01 per share. These warrants were valued at $2,564,000 utilizing the Black-Scholes valuation method. Such amount will be amortized to expense over the term of the agreements. Amortization amounted to $533,000 for the six months ended December 31, 2003.

          AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  December 31, 2003 (Unaudited)

NOTE G - DERIVATIVE

      For the six months ended December 31, 2003, the Company recognized a $394,000 charge for the fair value of its put option to Corbett Water Technologies, Inc. and S & B Technical Products, Inc., regarding the return and cancellation of all exclusive distribution and marketing rights , which was classified as a derivative (See Note K(2) to Form 10-KSB). As of December 31, 2003 $602,000 has been liquidated through sales of 284,078 shares. The Company has calculated fair value of the unliquidated balance of the put option on the unsold shares (167,729) using the Black Scholes valuation method utilizing the following assumptions: risk-free interest rate of 3.1%, volatility of 88% and expected life of five months at December 31, 2003.

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

     During the six months ended December 31, 2003 the Company raised net equity of $2,296,000 to enable the Company to move forward with the restructuring of its marketing program for its patented self-filling water coolers. A component of this program includes the cooler advertising program through its Aquacell Media subsidiary whereby the Company has started shipping and installing coolers in drug stores and health care facilities. Aquacell Media will retain ownership of these coolers and is selling advertising on the cooler's bottle band for health related and/or personal care items.

     For the six months ended December 31, 2003 revenues were $401,000 representing a decrease of $737,000 from the same period of the prior year. Virtually the entire decrease was attributable to the lack of sales to Corbett Water Technologies, Inc. (Corbett) the Company's former exclusive distributor of its patented self-filling water coolers. The Company went through a lengthy negotiation process to recover its marketing rights, from Corbett and its parent company S & B Technical Products, Inc. (S&B), during which time the Company was impeded from pursuing new marketing avenues or channels of distribution. As a direct result of the Corbett and S&B distribution agreements and return of the exclusive marketing rights, the Company has incurred significant non-cash losses, aggregating $2,040,000 through December 31, 2003, since the inception of these agreements in October of 2001.

     The period ended December 2003 represented the first period during which the Company has had the ability to restructure its marketing plan and form new sales and marketing alliances. As a part of this restructuring, we have engaged several new marketing partners, including internationally renowned security experts Beau Dietl & Associates, providing access to major corporations for the marketing and sales of our products that we expect to come to fruition over the next several months and provide significant revenues for the Company.

     The Company is embarking on additional opportunities which we believe will provide long-term benefits to the Company.

     The   Company  does  not  anticipate  incurring  significant
marketing costs as it intends to utilize channels of distribution where the selling groups will be responsible for payment of their own sales and marketing expenses.

Results of Operations

     During  the  six  months  ended  December  31,  2003  on   a
consolidated basis, revenues were $401,000 as compared to $1,138,000 for the similar period of the preceding year resulting from the negotiation for the return of the exclusive distribution rights, from Corbett and S&B, discussed in the overview section.

     On a consolidated basis, gross margin decreased to 31% for the six months ended December 31, 2003 as compared to 47% for the same period of the prior year. This decrease is attributable to the decrease in sales of the Company's patented self-filling water coolers as a result of its lengthy negotiations to recapture its exclusive marketing rights from Corbett and S&B and the restructuring of its marketing program as discussed in the Overview section. The majority of sales for the quarter were sales of systems build and sold by the Company's Water Science Technologies subsidiary which operates at a lower gross profit margin.

     Net loss on a consolidated basis, attributable to common stockholders, for the six months ended December 31, 2003 was $2,388,000 or $0.24 per share, as compared to $775,000 or $.09 per share for the same period of the prior year. The increase in the loss is attributable to the decrease in revenues. Principal sources of the loss in the aggregate amount of $1,044,000 resulted from stock based compensation in the amount of $602,000, a fair value adjustment of a derivative in the amount of $394,00, and write-off of accrued interest on notes receivable in the amount of $48,000.

     Salaries and wages increased by $108,000 for the six months ended December 31, 2003 over the prior year. Legal, accounting and other professional expenses decreased by approximately $4,000 for the six months ended December 31, 2003. Consulting fees and expenses in connection with the research and development of new business opportunities amounted to $62,000 for the six months ended December 31, 2003. Stock based compensation increased by $502,000 to $602,000 for the six months ended December 31, 2003 resulting from amortization of Black Scholes charges on common stock purchase warrants issued in connection with marketing and consulting agreements initiated during the period ended December 31, 2003. Other selling, general and administrative expenses, consisting primarily of rent - $78,000, telephone and utilities- $34,000, travel- $24,000, business promotion- $67,000, insurance- $52,000, and vehicle expenses-$53,000 increased by approximately $52,000 to $574,000 for the six months ended December 31, 2003.

     During the six months ended December 31, 2003, the Company recorded a fair value adjustment of a derivative, in connection with a put option relating to the return and cancellation of all exclusive distribution and marketing rights from Corbett and S&B in the amount of $394,000.

Liquidity and Capital Resources

     During the six months ended December 31, 2003 we raised, through the completion of a private placement of our common shares, net equity of approximately $2,296,000.

     Cash used by operations during the six months ended December 31, 2003 amounted to $1,963,000. Net loss of $2,361,000 was reduced by non-cash stock based compensation in the amount of $602,000, write-off of accrued interest on notes receivable in the amount of $48,000, fair value adjustment of a derivative in the  amount  of  $394,000 and depreciation  and  amortization  of
$27,000. Cash used by operations was further increased by an increase in inventories, in anticipation of business growth, in the amount of $295,000 and a decrease in accounts payable in the amount of $349,000. Net loss was further increased by net changes in accrued interest receivable, prepaid expenses, accrued expenses, customer deposits and accounts receivable amounting to $29,000.

      Cash provided by investing activities during the six months ended December 31, 2003 represented collections on a note receivable in the amount of $68,000 decreased by expenditures for property and equipment in the amount of $2,000 and decreased by payments on notes issued for the purchase of equipment in the amount of $2,000.

     Cash provided by financing activities was approximately $2,226,000. Proceeds from sales of common stock in a private placement amounted to $2,296,000 net of expenses of $259,000. Proceeds from exercise of stock options amounted to $38,000. The Company paid dividends of $28,000 on its Series A convertible preferred stock and the repayment of loans to related parties amounted to $80,000.

     We have granted warrants in connection with our initial public offering, private placements, consulting, marketing and financing agreements that may generate additional capital of up to approximately $14,900,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

     In  connection  with  the written put option  regarding  the return and cancellation of all exclusive distribution and marketing rights from Corbett and S&B reflected as a derivative in the accompanying financial statements, the Company has adjusted its liability to $534,000 at December 31, 2003. Such amount represents the fair value of liability in the event that the counterparty does not realize $1,339,000 from the sale of its shares owned in the Company. The net remaining obligation, if any, will be paid from 5% of future revenues to be generated by the Company's Global Water-Aquacell, Inc. subsidiary.

     Management believes that its present cash balance and cash flows expected to be generated from future operations in combination with warrant conversions or future equity raises will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

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


                  PART II.   OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB certain matters were submitted to a vote of security holders through the solicitation of proxies:

     a) The Company held its annual meeting of stockholders on December 2, 2003.

     b) One matter voted upon at the meeting was the election of two Company directors, to wit, James C. Witham and Glenn
     A. Bergenfield. The Company's three other directors, namely Karen B. Laustsen, Dr. William DiTuro, and Gary S. Wolff continued in office after the meeting.

     c) Additional matters voted upon at the meeting were the appointment of Wolinetz, Lafazan & Company, PC as the Company's independent auditors; the ratification of an amendment to the Company's 1998 Incentive Stock Plan; and the ratification of the issuance of 1,703,031 shares of common stock in connection with a private placement completed in September, 2003 to comply with AMEX Rule 713. With respect to the election of Mr. Witham and Mr. Bergenfield as directors, Mr. Witham received 5,718,324 votes with 87,317 votes withheld and no abstentions. Mr. Bergenfield received 5,668,109 votes in favor of election with 137,532 votes withheld and no abstentions. Wolinetz, Lafazan & Company, PC was elected as the Company's independent auditors receiving 5,802,409 votes with 3,232 votes withheld and no abstentions. The amendment to the Company's 1998 Incentive Stock plan was passed, receiving 5,707,323 votes with 98,318 votes withheld and no abstentions. The ratification of the issuance of 1,703,031 shares of common stock in a private placement was passed, receiving 5,644,624 votes with 161,017 votes withheld and no abstentions. There were no broker non-votes recorded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits.

          31.1  CEO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)

          31.2  CFO's Certification Pursuant to Rule 13a-14(a)/15d-14(a)

          32.0    Certification Pursuant to 18 U.S.C. Section 1350

     B.   Reports on Form 8-K.

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


                                  AquaCell Technologies, Inc.
                                  -------------------------------
                                  Registrant



Date: February 13, 2004              /s/ Gary S. Wolff
                                  -------------------------------
                                  Name:  Gary S. Wolff
                                  Title: Chief Financial Officer

                        INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------

 31.1      CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


 31.2      CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


 32.0      Certification Pursuant to 18 U.S.C. Section 1350