Form 10QSB
period 2004-03-31
AQUACELL TECHNOLOGIES INC
filed 2004-05-14
CIK 1114655

--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2004.

   ___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________ to __________


                        Commission File Number 1-16165

                          AQUACELL TECHNOLOGIES, INC.
       ------------------------------------------------------------------
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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]  No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.   Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.001 par value 13,426,428 shares outstanding as of May 14, 2004.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [ ]

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:                                               PAGE

        Condensed Consolidated Balance Sheet as of March 31, 2004............. 1

        Condensed Consolidated Statements of Operations for the three and nine month periods ended March 31, 2004 and 2003........................... 2

        Condensed Consolidated Statements of Cash Flow for the nine month periods ended March 31, 2004 and 2003................................. 3

        Notes to Condensed Consolidated Financial Statements.................. 5


Item 2. Managements Discussion and Analysis................................... 8
        Forward-Looking Statements............................................ 8
        Overview.............................................................. 8
        Results of Operations................................................. 9
        Liquidity and Capital Resources.......................................10


                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders...................11

Item 6. Exhibits and Reports on Form 8-K......................................12

Signature.....................................................................12

Index to Exhibits.............................................................13

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                March 31, 2004
                                 (Unaudited)

ASSETS
Current assets:
     Cash...................................................... $       225,000
     Notes receivable, including accrued interest of $2,000....          25,000
     Accounts receivable, net of allowance of $25,000..........          44,000
     Inventories...............................................         545,000
     Prepaid expenses and other current assets.................          57,000
                                                                ----------------
          Total current assets.................................         896,000
                                                                ----------------

Property and equipment, net....................................          28,000
                                                                ----------------
Other assets:
     Goodwill..................................................       1,042,000
     Patents, net..............................................          82,000
     Security deposits.........................................          13,000
                                                                ----------------
          Total other assets...................................       1,137,000
                                                                ----------------
                                                                $     2,061,000
                                                                ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................... $       371,000
     Accrued expenses..........................................         573,000
     Preferred stock dividend payable..........................           9,000
     Customer deposits.........................................          38,000
     Installment note payable..................................           4,000
     Current portion of deferred payable-derivative............          20,000
                                                                ----------------
          Total current liabilities............................       1,015,000

Deferred payable-derivative, net of current portion............         442,000
                                                                ----------------
          Total liabilities....................................       1,457,000
                                                                ----------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock - Class A, par value $.00l;
   1,870,000 shares authorized;
   675,000 shares issued and outstanding.......................           1,000
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued............................................               -
Common stock, par value $.001;
   40,000,000 shares authorized;
   12,774,255 shares issued and outstanding....................          13,000
Additional paid-in capital.....................................      19,137,000
Accumulated deficit............................................     (16,334,000)
                                                                ----------------
                                                                      2,815,000
Unamortized deferred compensation..............................      (2,211,000)
                                                                ----------------
          Total stockholders' equity...........................         604,000
                                                                ----------------
                                                                $     2,061,000
                                                                ================

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended         Nine Months Ended
                                     March 31,                 March 31,
                             ------------------------- -------------------------
                                 2004         2003         2004         2003
                             ------------ ------------ ------------ ------------
Revenue:
  Net sales ...............  $   117,000  $   188,000  $   517,000  $ 1,322,000
  Rental income............            -        1,000        1,000        5,000
                             ------------ ------------ ------------ ------------
                                 117,000      189,000      518,000    1,327,000
Cost of sales..............       79,000      139,000      356,000      743,000
                             ------------ ------------ ------------ ------------
Gross profit...............       38,000       50,000      162,000      584,000
                             ------------ ------------ ------------ ------------
Selling, general and
 administrative expenses:
  Salaries and wages.......      318,000      329,000    1,019,000      922,000
  Legal, accounting and
   other professional
   expenses................       42,000       36,000      142,000      140,000
  Consulting fees and
   expenses-research and
   development.............       38,000            -      100,000            -
  Stock based compensation.      233,000       56,000      835,000      156,000
  Fair value adjustment
   of derivative...........      (72,000)           -      322,000            -
  Write-off of accrued
   interest on notes.......            -            -       48,000            -
  Recovery of notes
   receivable reserve......            -      (57,000)           -      (57,000)
  Other....................      413,000      257,000      987,000      779,000
                             ------------ ------------ ------------ ------------
                                 972,000      621,000    3,453,000    1,940,000
                             ------------ ------------ ------------ ------------
Loss from operations before
 other (expense) income....     (934,000)    (571,000)  (3,291,000)  (1,356,000)
                             ------------ ------------ ------------ ------------
Other (expense) income:
  Interest expense.........            -      (14,000)           -      (36,000)
  Interest income..........        1,000       13,000        2,000       45,000
  Amortization of loan fee.            -      (58,000)           -      (58,000)
                             ------------ ------------ ------------ ------------
                                   1,000      (59,000)       2,000      (49,000)
                             ------------ ------------ ------------ ------------
Net loss for the period....  $  (933,000) $  (630,000) $(3,289,000) $(1,405,000)
                             ============ ============ ============ ============
Weighted average shares
 outstanding- basic and
 diluted...................   12,274,000    8,692,000   10,768,000    8,631,000
                             ============ ============ ============ ============
Loss attributable to
common stockholders:
  Net loss.................  $  (933,000) $  (630,000) $(3,289,000) $(1,405,000)
  Preferred stock dividends        9,000            -       41,000            -
                             ------------ ------------ ------------ ------------
  Loss attributable to
   common stockholders.....  $  (942,000) $  (630,000) $(3,330,000) $(1,405,000)
                             ============ ============ ============ ============
Net loss per common share..  $     (0.08) $     (0.07) $     (0.31) $     (0.16)
                             ============ ============ ============ ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------
Cash flows from operating activities:
Net loss ...........................................  $(3,289,000)  $(1,405,000)

Adjustment to reconcile net loss to net cash used
 in operating activities:
  Write-off of accrued interest on notes
   receivable.......................................       48,000             -
  Fair value adjustment of derivative...............      322,000             -
  Stock based compensation..........................      835,000       156,000
  Amortization of loan fee..........................            -        58,000
  Depreciation and amortization.....................       42,000        46,000
  Reduction of reserve on notes receivable..........            -       (57,000)
Changes in:
  Accounts receivable...............................       30,000      (109,000)
  Accrued interest receivable.......................       19,000       (44,000)
  Prepaid expenses and other current assets.........       85,000       100,000
  Inventories.......................................     (467,000)        4,000
  Accounts payable..................................     (397,000)       18,000
  Accrued expenses..................................       71,000       631,000
  Customer deposits.................................       15,000        13,000
  Other.............................................        4,000         5,000
                                                      ------------  ------------
     Net cash used in operating activities..........   (2,682,000)     (584,000)
                                                      ------------  ------------
Cash flows from investing activities:
  Notes issued for purchase of property and
   equipment, net of payments.......................       (3,000)        8,000
  Collections on notes receivable...................       68,000             -
  Purchase of property and equipment................      (10,000)      (12,000)
                                                      ------------  ------------
     Net cash provided by (used in) investing
      activities....................................       55,000        (4,000)
                                                      ------------  ------------
Cash flows from financing activities:
  Proceeds from private placements of
   preferred stock..................................            -       311,000
  Proceeds from private placements of common stock..    3,205,000             -
  Expenses of common stock offerings................     (305,000)            -
  Preferred stock dividends paid....................      (44,000)            -
  Exercise of stock options and warrants............       44,000             -
  Loan from unrelated third party...................            -       100,000
  Proceeds of loans from finance company,
   net of repayments................................            -       177,000
  Proceeds (repayments) of loans from
   related parties, net.............................      (80,000)       50,000
                                                      ------------  ------------
     Net cash provided by financing activities......    2,820,000       638,000
                                                      ------------  ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)

                                                          Nine Months Ended
                                                              March 31,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------

Increase (decrease) in cash.........................  $   193,000   $    50,000
  Cash, beginning of period.........................       32,000        51,000
                                                      ------------  ------------
  Cash, end of period...............................  $   225,000   $   101,000
                                                      ============  ============
Supplemental disclosure of cash flow information:
  Cash paid for interest............................  $         -   $    20,000
                                                      ------------  ------------
Supplemental schedule of non-cash investing and
 financing activities:
Issuance of preferred stock in private placement
 for expenses of the offering.......................  $         -   $    25,000
Issuance of common stock as loan fee................  $         -   $    62,000
Issuance of common stock and warrants for services
 to the company.....................................  $ 2,707,000   $    55,000
Retirement of 82,422 shares of treasury stock.......  $         -   $   251,000
Principal payments on notes receivable by
 conversion of accrued officers' salaries...........  $         -   $   437,000
Receivable on preferred stock.......................  $         -   $    95,000
Conversion of inventory to depreciable assets for
 advertising program................................  $     6,000   $         -
Dividends payable on preferred stock................  $     9,000   $         -
Write-off of notes receivable against reserve.......  $   177,000   $         -
Conversion of 510,000 shares of preferred stock to
 common stock.......................................  $         -   $         -
Accrued legal fees paid as consideration for
 warrant exercise...................................  $    33,000   $         -
Legal fees prepaid as consideration for warrant
 exercise...........................................  $    19,000   $         -

           See notes to condensed consolidated financial statements

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2004 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2003.

NOTE B - NOTES RECEIVABLE

     At March 31, 2004, the notes receivable consisted of a note with a balance of $23,000 due from a non-director/non-employee stockholder. The note, bearing an annual interest rate of 8%, is unsecured and matured October 2002. The note that matured in October 2002 was extended for one year. In July 2003 the Company received a $68,000 principal payment plus accrued interest on this note and extended the remaining balance to June 30, 2004.

     At March 31, 2004, notes receivable from non-director/non-employee stockholders and entities owned by them, in the amount of $177,000, were written off against the balance of the reserve against these notes in the amount of $177,000. Accrued interest of $48,000, in connection with these notes, was also written off at December 31, 2003.

     Interest receivable at March 31, 2004 amounted to $2,000.


NOTE C - INVENTORIES

     Inventories consist of the following at March 31, 2004:

          Raw materials.......................................   $   238,000
          Work in progress....................................        61,000
          Finished goods......................................       246,000
                                                                 -----------
                                                                 $   545,000
                                                                 ===========

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2004 (Unaudited)

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at March 31, 2004:

          Furniture and fixtures..............................   $    35,000
          Equipment - office..................................       100,000
          Machinery and equipment.............................       127,000
          Rental units........................................         9,000
          Leasehold improvements..............................        10,000
          Truck...............................................        11,000
          Coolers placed for advertising program..............         6,000
                                                                 -----------
                                                                     298,000
          Less accumulated depreciation.......................       270,000
                                                                 -----------
                                                                 $    28,000
                                                                 ===========

NOTE E - INSTALLMENT NOTE PAYABLE

     At March 31, 2004 installment note payable consists of a note, secured by a truck, payable in monthly payments of $342 through February 2005.

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

     During February 2004 the Company completed a private placement of 650,000 shares of its common stock. The offering consists of one share of common stock at a price of $1.00 per share and one common stock purchase warrant exercisable at $1.75 per share. The Company received proceeds of $570,000 net of expenses of $79,000. In connection with the offering the placement agent received 87,000 common stock purchase warrants exercisable at $1.75 per share.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2004 (Unaudited)

NOTE F - EQUITY TRANSACTIONS (Continued)

     During February 2004 the Company entered into a consulting agreement. Consideration for this agreement was 150,000 warrants to purchase shares of common stock of the Company at a price of $1.22 per share. These warrants were valued at $143,000 utilizing the Black-Scholes valuation method. Such amount will be amortized to expense over the term of the agreement. Amortization amounted to $5,000 for the nine months ended March 31, 2004.

NOTE G - DERIVATIVE

     For the nine months ended March 31, 2004, the Company recognized a $322,000 charge for the fair value of its put option to Corbett Water Technologies, Inc. and S & B Technical Products, Inc., regarding the return and cancellation of all exclusive distribution and marketing rights , which was classified as a derivative (See Note K(2) to Form 10-KSB). As of March 31, 2004 $844,000 has been liquidated through sales of 434,078 shares. The Company has calculated fair value of the unliquidated balance of the put option on the unsold shares (17,729) using the Black Scholes valuation method utilizing the following assumptions: risk-free interest rate of 3.1%, volatility of 106% and expected life of two months at March 31, 2004.

NOTE H - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consists of cash. Such amounts are in excess of FDIC insurance limits.

NOTE I - SUBSEQUENT EVENTS

     During April 2004 the Company completed a private placement of 652,173 shares of its common stock. The offering consists of one share of common stock at a price of $1.15 per share and one common stock purchase warrant exercisable at $1.90 per share. The Company received proceeds of $675,000 net of expenses of $85,000. In connection with the offering the placement agent received 100,000 common stock purchase warrants exercisable at $1.90 per share.

     During April 2004 the Company entered into a one-year lease for warehouse space at the annual rent of $38,000.

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

     Shortly after the Company's initial public offering in February 2001, we entered into an exclusive distribution agreement with Corbett Water Technologies and S&B Technical ("Corbett"), for sales of the Company's flagship patented self-filling water cooler. The year and one-half relationship with Corbett proved disastrous to the Company, hampering its marketing plans and costing the Company significant non-cash losses of almost $2,000,000 during the term of the agreement, in addition to lost business opportunities over the past year. At the end of its last fiscal year, the Company was able to negotiate the return of these exclusive rights. The period ended December 2003 represented the first period the Company was able to restructure its marketing plan and form new sales and marketing alliances.

     During the nine-months ended March 31, 2004 the Company raised net equity of approximately $2.9 million to enable the Company to move forward with the restructuring of its marketing program for its patented self-filling water cooler, a significant portion of which has been utilized for the manufacturing of inventory and the related operating costs. This plan primarily focuses on the "Message On The Bottle" advertising program through its AquaCell Media subsidiary., in which AquaCell Media installs coolers free of charge in various locations. AquaCell Media retains ownership of the coolers, and revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle, similar to the concept of billboard advertising.

     The coolers are currently being installed in the pharmacy areas of national chain drug stores and the Company is in negotiations with other retailers including supermarkets and other national chain stores, for installations of coolers in those locations as well. The stores in which systems have been placed literally have customers lined up at the cooler, providing added value for retailers and their customers. Store employees appreciate the patented feature of the AquaCell cooler that eliminates the necessity of having to change the bottle.

     As presented in the advertisements the Company ran in trade magazines during April which are available for viewing on the Company's website at www.aquacell.com, , the "Message On The Bottle" advertising provides a unique point-of-sale opportunity for manufacturers to reach the consumer. Advertising on the bottle gets face-to-face impact, and the advertisers also have the option of advertising on the cups, further reinforcing their brand message and literally putting it right into the shoppers' hands. The Company is in the final stages of negotiations with major manufacturers and providers of health care related products and/or their advertising agencies, for the advertisements of their products.

     The Company has engaged several new marketing partners, including Beau Dietl & Associates and J.DeKama Associates, who have been instrumental in assisting the Company to acquire a wide variety of companies for both advertising and for placement of coolers into retailers. By utilizing these and other individuals who are responsible for payment of their own expenses, the Company does not anticipate incurring significant sales and marketing expenses in the roll-out of this program

     The Company is embarking on additional opportunities, which we believe will provide long-term benefits to the Company.


Results of Operations

     During the nine months ended March 31, 2004 on a consolidated basis, revenues were $518,000 as compared to $1,327,000 for the similar period of the preceding year. Virtually the entire decrease was attributable to the lack of sales to Corbett Water Technologies, Inc. (Corbett) the Company's former exclusive distributor of its patented self-filling water coolers. The Company went through a lengthy negotiation process to recover its marketing rights, from Corbett and its parent company S & B Technical Products, Inc. (S&B), during which time the Company was impeded from pursuing new marketing avenues or channels of distribution.

     Net loss on a consolidated basis, attributable to common stockholders, for the nine months ended March 31, 2004 was $3,330,000 or $0.31 per share, as compared to $1,405,000 or $0.16 per share for the same period of the prior year. The increase in the loss is attributable to the decrease in revenues. Principal sources of the loss in the aggregate amount of $1,157,000 resulted from stock based compensation in the amount of $835,000 and a fair value adjustment of a derivative in the amount of $322,000.

     Salaries and wages increased by $97,000 for the nine months ended March 31, 2004 over the prior year. Legal, accounting and other professional expenses increased by approximately $2,000 for the nine months ended March 31, 2004. Consulting fees and expenses in connection with the research and development of new business opportunities and the roll-out of our new AquaCell 1000 cooler, amounted to $100,000 for the nine months ended March 31, 2004. Stock based compensation increased by $679,000 to $835,000 for the nine months ended March 31, 2004 resulting from amortization of Black Scholes charges on common stock purchase warrants issued in connection with marketing and consulting agreements initiated during the period ended March 31, 2004. Other selling, general and administrative expenses, consisting primarily of rent - $126,000, telephone and utilities- $50,000, travel- $46,000, business promotion- $139,000, insurance- $78,000, and vehicle expenses-$78,000 increased by approximately $208,000 to

$987,000 for the nine months ended March 31, 2004.   The majority of the
increase was related to the complete overhaul of our marketing plan and extensive travel and entertainment expenses in connection with developing relationships with our new marketing partners, retail locations and potential advertisers.

     During the nine months ended March 31, 2004, the Company recorded a fair value adjustment of a derivative, in connection with a put option relating to the return and cancellation of all exclusive distribution and marketing rights from Corbett and S&B in the amount of $322,000.


Liquidity and Capital Resources

     During the nine months ended March 31, 2004 we raised, through the completion of private placements of our common shares, net equity of approximately $2,871,000.

     Cash used by operations during the nine months ended March 31, 2004 amounted to $2,682,000. Net loss of $3,289,000 was reduced by non-cash stock based compensation in the amount of $835,000, write-off of accrued interest on notes receivable in the amount of $48,000, fair value adjustment of a derivative in the amount of $322,000 and depreciation and amortization of $42,000. Cash used by operations was further increased by an increase in inventories, in anticipation of our new marketing plan, in the amount of $467,000 and a decrease in accounts payable in the amount of $397,000. Net loss was further increased by net changes in accrued interest receivable, prepaid expenses, accrued expenses, customer deposits and accounts receivable amounting to $220,000.

     Cash provided by investing activities during the nine months ended March 31, 2004 represented collections on a note receivable in the amount of $68,000 decreased by expenditures for property and equipment in the amount of $10,000 and decreased by payments on notes issued for the purchase of equipment in the amount of $3,000.

     Cash provided by financing activities was approximately $2,820,000. Proceeds from sales of common stock in a private placement amounted to $2,871,000 net of expenses of $305,000. Proceeds from exercise of stock options amounted to $44,000. The Company paid dividends of $44,000 on its Series A convertible preferred stock and the repayment of loans to related parties amounted to $80,000.

     We have granted warrants in connection with our initial public offering, private placements, consulting, marketing and financing agreements that may generate additional capital of up to approximately $16,300,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

     In connection with the written put option regarding the return and cancellation of all exclusive distribution and marketing rights from Corbett and S&B reflected as a derivative in the accompanying financial statements, the Company has adjusted its liability to $462,000 at March 31, 2004. Such amount represents the fair value of liability in the event that the counterparty does not realize $1,339,000 from the sale of its shares owned in the Company. The net remaining obligation, if any, will be paid from 5% of future revenues to be generated by the Company's Global Water-Aquacell, Inc. subsidiary.

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


                                           AquaCell Technologies, Inc.
                                           -----------------------------------
                                           Registrant



Date: May 14, 2004                            /s/ Gary S. Wolff
                                           -----------------------------------
                                           Name:  Gary S. Wolff
                                           Title: Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number    Description
-------   -----------

  31.1    CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

  31.2    CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

  32.0    Certification Pursuant to 18 U.S.C. Section 1350