Form 10KSB
period 2004-06-30
AQUACELL TECHNOLOGIES INC
filed 2004-09-28
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


                         Commission File Number 1-16165


                           AQUACELL TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                 Delaware                               33-0750453
     -------------------------------         -------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)


  10410 Trademark Street, Rancho Cucamonga, CA                  91730
------------------------------------------------            -------------
    (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number:  (909) 987-0456

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   The information required in Part III by Items 9, 10, 11, 12, and 14 is incorporated by reference to the issuer's proxy statement in connection with the 2004 Annual Meeting of Shareholders, which will be filed by the issuer within 120 days after the close of its fiscal year.

   State issuer's revenues for its most recent fiscal year:  $729,000.00.

   As of September 23, 2004, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the American Stock Exchange) held by non-affiliates of the issuer was $8,486,221.

   At September 23, 2004 14,801,435 shares of issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS

Overview

     AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997. The Company is engaged in the manufacture and sale of products for water filtration and purification through our operating subsidiaries, Water Science Technologies, Inc. (WST), and to a lesser extent, Global Water-Aquacell. Our water filtration products address various water treatment applications for industrial, commercial, institutional and residential purposes.

     Our Aquacell Media, Inc. subsidiary places the Company's patented Aquacell Bottled Water Cooler System into various locations at no cost and sells targeted advertising on the bottle band of the permanently attached five-gallon bottle.

     Our flagship product is our patented Aquacell Bottled Water Cooler System. We replace traditional five-gallon bottle water coolers with a permanently installed convenient alternative where the bottle never needs changing and water bottles no longer need to be delivered, stored or replaced. In addition, we replace water fountains where users tend to have greater concerns as to sanitation and water quality. Our primary marketing focus for this product is through our Aquacell Media subsidiary's "Message On The Bottle" in-store advertising program. We have placed coolers into various chain drug stores, and are selling advertising to manufacturers of products available for sale in those locations.

Water Purification Industry Background

     Warning of a mounting water crisis, the United Nations designated 2003 as the "International Year of Freshwater", stating, "Water is likely to become a growing source of tension and fierce competition between nations if present trends continue...". The UN has reported that more than half of humanity will be living with water shortages within 50 years. According to a report from scientists at the International Water Management Institute, the risk of wars being fought over water is rising because of explosive global population growth and widespread complacency. It has been suggested, however, that employing water purification systems, including desalination plants, in areas of the world lacking fresh drinking water, could avert such wars.

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

     In November 2002, the Wall Street Journal reported that the new kitchen status symbol is the water cooler, and that home delivery service of water is increasing. Sales of water coolers at retail has escalated due to consumer demand, according to the June 16, 2003 Weekly of Home Products Retailing. The September 9, 2004 Wall Street Journal reported that home filtration has grown to be a $1.6 billion industry.

U.S. Drinking Water Analysis

     Beverage Marketing Corp., a research and consulting group, has found that the per-capita consumption of bottled water has doubled over the past 10 years to 22.6 gallons. That is 6.8 billion gallons overall, accounting for $8.3 billion in wholesale sales. While many consumers use water filtration systems and drink bottled water for improved taste, there are other more important reasons to do so.

     Risks of Tap Water. Tap water, regardless of its source, may contain certain contaminants that can affect one's health. Although municipalities are required to provide drinking water that complies with the Safe Drinking Water Act, the water supplied to homes from municipalities may contain startling levels of chlorine in addition to bacteria, toxins and parasites. Although the water may be purified upon leaving the treatment facility, impurities may be picked up from the pipes used to transfer it to the tap.

     In the United States, water quality is being compromised by pollution, aging municipal water systems, and contaminated wells and surface water. Water Conditioning & Purification reported in their January 2004 edition that between 1991 and 1998 there were over 429,000 cases of illness, with 58 deaths caused by outbreaks of contamination of water systems, and that there is sound scientific reach showing that the use of in-home purification systems can decrease the amount of gastrointestinal illness by up to 40 percent or more.

     The recent highly publicized discovery of lead-tainted water in the District of Columbia has resulted in the introduction of legislation to remove lead from water lines throughout the nation. The proposed law could result in spending $500 billion over 20 years to restructure the 1974 Safe Drinking Water Act and its 1991 amendments. Overall, cost estimates for upgrading municipal water systems in the United States range from $151 billion to $1 trillion, with projected costs as high as $6900 per household in some areas.

     Additionally, costs for protection stemming from potential terrorism will cost $450 million for Congressional ordered vulnerability studies, with an additional $1.6 billion needed for basic security at pumping stations and treatment plants. The August 12, 2004 Review-Journal of Las Vegas reported that it had obtained a bulletin issued by the FBI and Department of Homeland Security reporting that terrorists discussed a plot to recruit employees of water treatment facilities to poison drinking supplies during the chlorination process in hopes of causing mass casualties.

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

     In June 2003 the nation's largest bottled water company was charged with falsely advertising that the source of the water was a pristine protected spring, when allegedly it is actually heavily treated ground water.

     Environmental groups argue strongly that bottled water is very environmentally unfriendly. From the threat to local wells and streams and disruption of the natural hydrological cycle, to the use of fossil fuels and release of thousands of tons of harmful emissions related to the delivery of bottled water, the environment is being negatively impacted. Furthermore, the growth of bottled water sales, particularly in individual serve bottles, has lead to an environmental issue with discarded water bottles creating a crisis in landfills. These bottles remain in the landfills forever, unless they are incinerated, which releases toxic fumes into the air that harm the ozone layer. In California alone, 3 million bottles per day are tossed into landfills
(1 billion per year), which is expected to increase with the popularity of bottled water.

In Store Advertising Industry

     According to Advertising Age, retailers and marketers have transformed retail stores into a media channel. Budgets previously earmarked for traditional advertising are increasingly migrating into in-store advertising and promotional programs.

     Although in-store promotions and point-of-purchase displays have been around for many years, it has only recently been transformed into a new form of advertising. This transformation may be attributed to marketing studies conducted by Point-of-purchase Advertising International, (POPAI), beginning in

2001 which conclusively showed that point-of-purchase advertising is compatible with other advertising means and can increase sales volumes significantly.

     POPAI has found that 50 to 70% of all buying decisions are made at the point of purchase, and that in-store marketing plays a large role in changing customer behavior and attitudes.

     In-store advertising is primarily dominated by floor and shelf advertising, which has demonstrated that such advertising increases sales of the advertised products by 15% to 35%. According to Inc. magazine, revenues of FloorGraphics, the pioneer of in-store floor advertising grew 7,500% over a five-year period from its inception in 1998 to $75 million.

Our Products

     Our flagship product is our patented Aquacell Bottled Water Cooler System. The Aquacell cooler is hooked up to a standard municipal water supply. The water is filtered and purified through multiple step systems and the treated water then automatically and continuously fills the permanently attached five-gallon bottle on the cooler. Our patents pertain to the attachment of the bottle to the cooler, and the float valve in the bottle, providing the automatic refilling. The permanently attached five-gallon bottle is significant to the Company's marketing strategies. A 2001 World Wildlife Fund study confirmed the widespread belief that consumers associate bottled water with social status and healthy living.

     The Company originally marketed this product under the trade name Purific and manufactured the multi-stage Aquacell filters, which were used in conjunction with other technologies to create various configurations and models to meet the needs of the client

     Utilizing our patented technology we redesigned our self-filling water cooler to streamline the manufacturing process, which has reduced our manufacturing cost and allowed us to increase productivity. This new model, the Aquacell 1000 Bottled Water Cooler System, has the filtration system mounted inside the cooler. It includes ultra-violet light disinfection coupled with the same NSF approved filter utilized by nearly every fast-food restaurant (including McDonald's and Taco Bell) and convenience store across the country for the filtering of water used in the Pepsi or Coke beverage dispenser. Everpure, a water industry leader with more than 70 years of water filtration expertise, manufactures the filter.

     The main advantages of the Aquacell Bottled Water Cooler Systems over bottled water are Cost, Convenience and Quality. Since the tragic events of September 11, 2001 an additional benefit of the cooler has emerged, and that is the security aspect of eliminating potential risk of bottled water deliveries. Other benefits include:

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

     . No bottles to store. Replacement water bottles are cumbersome to store, taking up a lot of valuable space. The higher the rent, the more it costs to store the water.

     . Never run out of water. Since our patented cooler continuously refills itself as water is dispensed, the cooler always has water available when needed.

     . No delivery problems. Deliveries of bottled water can disrupt office operations, as well as pose potential security risks. Additionally, in large office buildings wait time for freight elevators can delay bottled water delivery by several hours, further adding to the inconvenience of bottled water delivery.

     . Freshly filtered and disinfected water. The quality of bottled water varies greatly depending upon the source and whether or not it is filtered or purified. Also, water which has been stored in certain areas can absorb taste and odor through the bottle. The water in our Aquacell Bottled Water Cooler Systems maintains its freshness as it is constantly being replenished.

     We also manufacture custom designed systems to treat commercial and industrial water treatment concerns through our Water Science Technologies subsidiary.

Our Aquacell Media Inc. Subsidiary

     Aquacell Media provides the unique "Message On The Bottle" advertising program, in which we install our patented Aquacell Bottled Water Cooler System free of charge in various locations. Aquacell Media retains ownership of the coolers, and revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle. We are, in effect, creating a water cooler billboard. Since the water cooler is a known congregating location, it is the perfect venue for advertisers.

     The benefits to advertising on the Aquacell Bottled Water Cooler System bottle label include: a high level of viewing frequency; no clutter from competing ads; and long viewing time - since pages can't be turned, there is no channel surfing or mouse clicking. Since the bottle is permanently attached to the water cooler, the label - which can be changed intermittently to coincide with advertising campaigns - remains intact.

     In comparing the cost of our "Message On The Bottle" to other medias, we offer a significantly less-expensive way for advertisers to reach the consumer, at a fraction of the average cost of print ads.

     Aquacell 1000 Bottled Water Cooler Systems are currently being installed in national chain drug stores, and Aquacell Media is in negotiations with other retailers including supermarkets and other national chain stores, for
installations of coolers in those locations as well.   The Company utilizes the
services of Roto-Rooter Plumbers and the service network of the manufacturer of the filter used in the Aquacell 1000 Bottled Water Cooler System.

     The stores in which systems have been placed literally have customers lined up at the cooler, providing added value for retailers and their customers.
Store employees appreciate the patented feature of the Aquacell cooler that eliminates the necessity of having to change the bottle.

     As presented in the advertisements Aquacell Media ran in trade magazines during April which are available for viewing on the Company's website at www.aquacell.com, the "Message On The Bottle" advertising provides a unique point-of-sale opportunity for manufacturers to reach the consumer. Advertising on the bottle gets face-to-face impact, and the advertisers also advertise on the cups, further reinforcing their brand message and literally putting it right into the shoppers' hands. The Company is in the final stages of negotiations with major manufacturers and providers of consumer goods and health care related products and/or their advertising agencies, for the advertisements of their products.

     The Company has engaged and will continue to engage several new marketing partners to assist the Company in acquiring a wide variety of companies for both advertising and placement of coolers into retailers.

     Through J. DeKama Associates, the company has tapped into the services of Advantage Sales and Marketing, LLC, ("Advantage") the nation's leading sales and marketing agency specializing in outsourced sales, merchandising, and marketing services to manufacturers, suppliers and producers of food products and consumer goods. Advantage represents 1,200 clients and has an associate base that exceeds 11,500 persons producing over $700 million per year. Top brand name clients include Unilever, Mars, Quaker, Del Monte, Johnson and Johnson, Gillette and SC Johnson. Advantage provides extensive retail coverage across several classes of trade, including: 24,000 supermarkets; 12,000 drug stores; 78,000 convenience stores; 4,500 mass merchandisers; 1,400 super stores; and 900 club stores.

     Inasmuch as we only began placing the coolers toward the end of the fiscal year, no revenues were generated by this subsidiary during the year ended June 30, 2004.

Our Global Water-Aquacell, Inc. Subsidiary

     Global Water-Aquacell has historically manufactured and marketed the company's flagship patented self-filling bottled water cooler to Fortune 500 companies and the US government.

     Shortly after the Company's initial public offering in February 2001, we entered into an exclusive distribution agreement with Corbett Water Technologies and S&B Technical ("Corbett"), for sales of the Company's flagship patented self-filling water cooler. The relationship with Corbett proved disastrous to the Company, hampering our marketing plans and costing the Company significant non-cash losses of almost $2,000,000 during the term of the agreement, in addition to lost business opportunities over the past year. At the end of its last fiscal year, the Company was able to negotiate the return of these exclusive rights, enabling the Company to restructure its marketing plan and form new marketing alliances.

     Global Water-Aquacell is continuing to sell the patented bottled water cooler system to its current customers, primarily comprised of Fortune 500 and US government customers; however, the Company is focusing its marketing efforts for this product through its Aquacell Media subsidiary "Message on the Bottle" program, as described above.

     For new customers wishing to purchase the Company's patented water cooler system, we are offering the Aquacell 1000 Bottled Water Cooler System, as previously described.

     Global Water-Aquacell will also continue to sell replacement filters for our water coolers. The filtration systems on our patented water coolers require replacement after 2,000 gallons of water have passed through the system or after one year from the date of installation, whichever comes first. We contact our customers on a regular basis to facilitate timely replacement of filters. Customers with high water usage often stock replacement filters.

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

Customers

     Our Global Water customers currently include companies across a broad range of industries including investment banking, consumer products, aerospace, entertainment, banking, brokerage houses, manufacturing and insurance. Our customers also include professional service providers and governmental agencies. Our WST customers include a broad range of industries including water bottling,
car washes, and various manufacturing facilities.   Our targeted Aquacell Media
customers include manufacturers of branded consumer products for the purchase of advertising on our Aquacell Bottled Water Cooler Systems installed free of charge in retail locations.

Production, Raw Materials and Supplies

     Our Products are manufactured in our 10,000 square foot manufacturing facility located in Rancho Cucamonga, California, and the WST 8,300 square foot facility located in Tempe, Arizona. Our California plant is located within a 100-mile radius of 95% of our suppliers allowing for just-in-time inventory.

     Our facilities utilize manufacturing processes that follow the guidelines of the Water Quality Association. The manufacturing process of our various products includes utilization of injection-molded parts, for which we own the molds. Multiple vendors have been identified as sources for parts and supplies for our products and we do not anticipate any shortages of such materials.

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

Competition

     The drinking water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies that have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors of our Global Water-Aquacell products include: bottled water brands such as Arrowhead, Deer Park, Poland Spring, and Sparkletts; water filtration system manufacturers such as Culligan, Brita, which is owned by Clorox and Pur, which is owned by Proctor and Gamble; and flat-top point-of-use water cooler manufacturers such as Oasis, Cordley-Temprite, and Mutual of Omaha's Innowave product. Competitors of our WST subsidiary include water filtration systems manufacturers such as Ionics and Osmonics.

     Competitors in the in-store advertising industry include News Corp and FloorGraphics.

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

Intellectual Property

     We own a United States and Canadian patent on our automatic-refilling purified bottle water cooler. These patents do not expire until November 20, 2006 and October 2, 2009, respectively. We have filed for two patents with the US Patent and Trademark office, which if granted, would provide exclusive rights for utilizing the water cooler bottle as an advertising mechanism. We have federally registered our Water Science Technologies International trademark and have pending applications to federally register our "Never Change Another Bottle" logo and AquaCell marks. We also conduct business in California under the name Global Water Solutions, Inc. We intend to seek appropriate additional trademark or service mark registrations in connection with our product and service offerings.

Marketing Research and Development

     During the current fiscal year the company spent $123,000 researching potential new business opportunities and developing strategic marketing prospects.

Employees

     As of June 30, 2004 we had 20 employees. None of our employees are covered under collective bargaining agreements although we do have employment agreements with certain executives. Management believes we maintain a good relationship with our employees.


ITEM 2.  PROPERTIES

     Our principal executive office and our 10,000 square foot manufacturing facility are located in Rancho Cucamonga, California under a five-year lease that commenced on January 1, 1999 and expires on December 31, 2004. That lease has an average annual base rent of $69,600. We also maintain a 7,000 square foot warehouse in Rancho Cucamonga, California under a one-year lease expiring in April 2005. That lease has an annual rent of $37,800. We also maintain an 8300 square foot WST manufacturing facility in Tempe, Arizona under a five (5) year lease that commenced on November 1, 2001 and expires on October 31, 2006. That lease has an average annual base rent of $55,900. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.


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

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

             Period                             High ($)    Low ($)
             ------                             --------    -------
             Fiscal 2005
             7/1/04 -9/23/04                     $ 0.90     $ 0.58

             Fiscal 2004
             Fourth Quarter....................  $ 1.72     $ 0.82
             Third Quarter.....................    1.92       1.20
             Second Quarter....................    2.84       1.20
             First Quarter.....................    3.05       2.06

             Fiscal 2003
             Fourth Quarter....................  $ 3.15     $ 0.94
             Third Quarter.....................    1.30       0.60
             Second Quarter....................    1.00       0.55
             First Quarter.....................    1.10       0.78

     On September 23, 2004, the last sale price of the Common Stock as reported by AMEX was $0.74. On September 23, 2004, there were approximately 120 holders of record of the Company's Common Stock and, the Company believes, over 1,100 beneficial owners of the Company's Common Stock.

     The Company presently intends to retain all earnings for the Company's continued growth. Depending upon the Company's capital resources and needs, the Company may pay cash dividends in the future. The payment of dividends on common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors.

Recent Sales of Unregistered Securities

     During the year ended June 30, 2004, the Company made the following sales of unregistered securities:


                                                                                 Exemption
                                  Consideration Received and Description of      From          If Option, Warrant or
Date     Title of      Number     Underwriting or Other Discounts to             Registration  Convertible Security,
of Sale  Security      Sold       Market Price Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
2/19/04  Common Stock    650,000  Issued in connection with                          4(2);
                                  private placement at $1.00 per share.              4(6)
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
2/19/04  Warrants to     736,667  Issued in connection with private placement,       4(2);     All exercisable at $1.75 per share.
         Purchase                 including 86,667 to placement agent -              4(6)
         Common Stock             no cash until exercise.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/20/04  Common Stock    652,173  Issued in connection with private placement        4(2);
                                  at $1.15 per share.                                4(6)
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/20/04  Warrants to     752,173  Issued in connection with private placement,       4(2);     All exercisable at $1.90 per share.
         Purchase                 including 100,000 to placement agent -             4(6)
         Common Stock             no cash until exercise.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
6/30/04  Common Stock    964,867  Issued in connection with repricing of             4(2);
                                  certain warrants, issued on 7/29/03                4(6)
                                  and 9/9/03 to $.83.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
6/30/04  Warrants to     964,867  Issued as replacement warrants for exercise        4(2);     382,501 exercisable at $4.00 per
         Purchase                 of repriced warrants.                              4(6)      share. 582,366 exercisable at $2.00
         Common Stock                                                                          per share.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
8/6/03   Warrants to   1,250,000  No cash received until exercise.                   4(2);     All exercisable at $.01 per share.
         Purchase                                                                    4(6)
         Common Stock
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
6/28/04  Common Stock    100,000  Issued in connection with service agreement        4(2)
                                  at $.82.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
1/2/04   Options to       80,000  Option granted under 2002 Director's Stock         4(2)      All immediately exercisable at $1.24
         Purchase                 Option Plan - no cash received.                              through 1/2/2014.
         Common Stock
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/14/04  Options to       50,000  Option granted under 2002 Director's Stock         4(2)      All immediately exercisable at $1.45
         Purchase                 Option Plan - no cash received.                              through 4/14/2014.
         Common Stock
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
1/5/04   Options to      490,000  Option granted under 1998 Incentive Plan -         4(2)      All exercisable at $1.24 until
         Purchase                 no cash received.                                            1/5/2011 and vesting over five
         Common Stock                                                                          year term.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
2/20/04  Warrants to     150,000  No cash received until exercise.                   4(2)      All exercisable at $1.22 per share.
         Purchase
         Common Stock
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------

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

     At the end of our last fiscal year, we were able to complete the lengthy negotiation for the return of our exclusive marketing rights for our patented self-filling water coolers, and begin to restructure our marketing plan and form new sales and marketing alliances. During the year ended June 2004, we researched various opportunities to create a unique business model that would provide an on-going revenue stream. We streamlined our manufacturing process and reduced the manufacturing cost of our patented self-filling bottled water cooler. Our new Aquacell 1000 Bottled Water Cooler System features NSF approved water filtration mounted inside the cooler's cabinet.

     During the year, we launched our "Message On The Bottle" advertising program through our Aquacell Media subsidiary. Aquacell Media installs the Aquacell 1000 coolers free of charge in various locations while retaining ownership of the coolers. Revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle, as well as on the cup holder and the cups.

     Aquacell 1000 coolers are being installed in the pharmacy areas of national chain drug stores and supermarkets, and we are in negotiations with other retailers including national chain stores, for installations of coolers in those locations as well. The stores in which systems have been placed literally have customers lined up at the cooler, providing added value for retailers, employees and their customers.

     As presented in the advertisements we ran in trade magazines during the year, which are available for viewing on our website at www.aquacell.com, the "Message On The Bottle" advertising provides a unique point-of-sale opportunity for manufacturers to reach the consumer. Advertising on the bottle gets face-to-face impact, and the advertisers further reinforce their brand message by printing it on the cups, literally putting the message right into the shoppers' hands. We are in the final stages of lengthy negotiations with major manufacturers and providers of health care related products and/or their advertising agencies, for the advertisements of their products.

     AquaCell has engaged several new marketing partners, including Beau Dietl & Associates. Through this association, we retained the services of J.DeKama Associates, through which we have signed consulting agreements with former Unilever executives who have tapped into the services of Advantage Sales and Marketing. This network has been instrumental in assisting us in developing a wide variety of companies for both advertising and for placement of Aquacell 1000 coolers into retail locations. By utilizing these and other individuals who are responsible for payment of their own expenses, and who will receive cash compensation only upon the generation of revenues, we do not anticipate incurring any significant direct sales and marketing expenses in the rollout of this program.

     During the year ended June 30, 2004 we incurred non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a benefit to the Company and its shareholders for the growth of the Company.

     We raised net equity of approximately $4.3 million to enable us to move forward with the restructuring of our marketing program, a significant portion of which has been utilized for the manufacturing of inventory of Aquacell 1000 coolers and related operating costs.

     Our relationship with our previous distributor, Corbett Water Technologies and S&B Technical, cost the Company approximately $2,000,000 in non-cash charges. Deferred payments for the balance of approximately $473,000 are to be paid solely through 5% of future revenues generated by our Global Water-Aquacell subsidiary, which we anticipate will take several years to be paid.

     We are embarking on additional opportunities, including expansion of our "Message On The Bottle" advertising program into more diverse areas, which we believe will provide long-term benefits to the Company.

Results of Operations

     For the year ended June 30, 2004 revenues were $729,000 on a consolidated basis, representing a decrease of $859,000 as compared to the prior year. This decrease is attributable to the restructuring of our marketing plan following the long and costly negotiation for the return of the exclusive distribution rights from Corbett Water Technologies and S&B Technical ("Corbett"), which resulted in a non-cash loss of approximately $2,000,000.

     Net loss on a consolidated basis, before preferred stock dividends, for the year ended June 30, 2004 was increased to $4,512,000 or $0.40 per share, as compared to $2,574,000 or $0.30 per share for the prior year. The increase in the loss is primarily attributable to the decrease in revenues, as well as an increase in costs and expenses of $1,050,000 or 25%. The significant increase in the costs and expenses was a result of an increase in stock based compensation resulting primarily from marketing alliances entered into during the year ended June 30, 2004 in the amount of $873,000 and a fair value adjustment of a deferred payable in the amount of $333,000, attributable to the dissolution of the Corbett agreements. The impairment loss on goodwill in connection with our acquisition of Water Science Technologies (WST), increased by $146,000 to $218,000 for the year ended June 30, 2004.

     On a consolidated basis costs of sales percentage increased to 74% for the year ended June 30, 2004 as compared to 62% for the prior year. This increase is primarily attributable to the 77% cost maintained by our WST subsidiary, and a WST inventory reserve in the net amount of $10,000.

     Salaries and wages increased by $7,000 for the year ended June 30, 2004 over the prior year. Legal, accounting and other professional expenses increased by approximately $26,000 for the year ended June 30, 2004. Stock based compensation increased by $873,000 to $1,072,000 for the year ended June 30, 2004. Other expenses, consisting primarily of rent - $176,000, telephone and utilities - $65,000, travel- $67,000, business promotion - $181,000, insurance - $107,000 and vehicle expenses - $115,000, increased by approximately $227,000 to $1,393,000 for the year ended June 30, 2004.

Liquidity and Capital Resources

     During the year ended June 30, 2004 we financed our operations primarily from the sales of equity securities and exercise of warrants and options. During the year ended June 30, 2004 the Company received net proceeds of $3,486,000, after deducting expenses of $468,000, from the sale of 3,005,204 shares of its common stock in connection with sales of equity securities. We received $33,000 in connection with the exercise of 35,000 options to acquire shares of common stock and the Company received net proceeds of $785,000 in connection with the exercise of common stock purchase warrants representing 2,114,867 shares of common stock.

     Cash used by operations during year ended June 30, 2004 amounted to $2,648,000. Net loss of $4,512,000 was reduced by non-cash charges for stock based compensation in the amount of $1,072,000, impairment loss on goodwill in the amount of $218,000, reduction of deferred payable to fair value and write-off of note and accrued interest in the amount of $381,000, provision for bad debts in the mount of $17,000 and depreciation and amortization of $45,000.
Cash used by operations was further increased by an increase in inventories of $10,000, a decrease in accounts payable of $195,000 and an increase in security deposits of $2,000. Cash used by operations was further decreased by an increase in accrued expenses of $203,000, a decrease in prepaid expenses of $70,000 and net changes in accounts receivable, accrued interest receivable, and customer deposits in the aggregate amount of $65,000.

     Cash used by investing activities during the year ended June 30, 2004, in the amount of $695,000 represented capital expenditures of $782,000 - primarily comprised of $770,000 in billboard coolers used for advertising - increased by payments on notes issued for the purchase of equipment in the amount of $4,000, reduced by collections on notes receivable in the amount of $91,000.

     Cash provided by financing activities was approximately $4,171,000. The Company raised $3,486,000, net of expenses of $ 468,000, from sales of equity securities. The Company also raised $785,000, net of expenses of $ 79,000, from the exercise of outstanding warrants and $33,000 from the exercise of employee stock options. Repayments of loans from related parties amounted to $80,000 and the Company paid preferred stock dividends in the amount of $53,000.

     We have granted warrants, subsequent to our initial public offering in connection with consulting, marketing and financing agreements that may generate additional capital of up to approximately $17,000,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

     Management believes that its current cash position combined with subsequent equity raises and conversion of warrants, and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.


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


ITEM 8B. OTHER INFORMATION

     None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 14.


ITEM 10.  EXECUTIVE COMPENSATION

     See Item 14.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 14.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 14.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits filed.

           See Exhibit Index.

     (b)   Reports on Form 8-K.

           None.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Items 9, 10, 11, 12, and 14 is incorporated by reference to the information included in the Company's definitive proxy statement in connection with the 2004 Annual Meeting of Stockholders.

                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  September 28, 2004                  AQUACELL TECHNOLOGIES, INC.
                                            (Registrant)

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


Signatures              Title                                 Date
----------              -----                                 ----


/s/ James C. Witham     Chairman of the Board of Directors    September 28, 2004
----------------------  and Chief Executive Officer
    James C. Witham     (Principal Executive Officer)


/s/ Karen B. Laustsen   Director and President                September 28, 2004
----------------------
    Karen B. Laustsen


/s/ Gary S. Wolff       Director and Chief Financial Officer  September 28, 2004
----------------------  (and Principal Accounting Officer)
    Gary S. Wolff


/s/ Glenn Bergenfield   Director                              September 28, 2004
----------------------
    Glenn Bergenfield


/s/ Dr. William DiTuro  Director                              September 28, 2004
----------------------
    Dr. William DiTuro

                                  EXHIBIT INDEX

 Exhibit
 Number     Description
---------   -------------------------------------------------------------------

  10.1      Agreement between Registrant and BD Advisor Corp.
            dated August 6, 2003

  10.2 Agreement between Registrant and Excelsior Group I, Ltd. dated August 6, 2003

  10.3 Agreement between Registrant and Limestone Capital Corp. dated August 6, 2003

  31.1 Chief Executive Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

  31.2 Chief Financial Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           AQUACELL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................     F-1


FINANCIAL STATEMENTS

Consolidated Balance Sheet, June 30, 2004..............................     F-2

Consolidated Statements of Operations for the years ended
       June 30, 2004 and 2003..........................................     F-3

Consolidated Statements of Stockholders' Equity
       for the years ended June 30, 2004 and 2003......................     F-4

Consolidated Statements of Cash Flows for the years ended
       June 30, 2004 and 2003..........................................     F-5

Notes to Consolidated Financial Statements.............................     F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors of
AquaCell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AquaCell Technologies, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2004 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted out audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaCell Technologies, Inc. and Subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred significant operating losses for the years ended June 30, 2004 and 2003, and has a significant working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ WOLINETZ, LAFAZAN & COMPANY, P.C.
                                          --------------------------------------
                                              WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
September 24, 2004

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004

ASSETS

Current assets:
   Cash.......................................................... $    860,000
   Subscription receivable.......................................       40,000
   Accounts receivable, net of allowance of $42,000..............       51,000
   Inventories...................................................       94,000
   Prepaid expenses and other current assets.....................       53,000
                                                                  -------------
      Total current assets.......................................    1,098,000
                                                                  -------------

Property, equipment, and billboard coolers, net..................      797,000
                                                                  -------------
Other assets:
   Goodwill......................................................      824,000
   Patents, net..................................................       76,000
   Security deposits.............................................       16,000
                                                                  -------------
      Total other assets.........................................      916,000
                                                                  -------------
                                                                  $  2,811,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................. $    582,000
   Accrued expenses..............................................      706,000
   Preferred stock dividend payable..............................        9,000
   Customer deposits.............................................       61,000
   Installment note payable......................................        3,000
   Current portion of deferred payable...........................       10,000
                                                                  -------------
      Total current liabilities..................................    1,371,000

Deferred payable, net of current portion.........................      463,000
                                                                  -------------
      Total liabilities..........................................    1,834,000
                                                                  -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock - Class A, par value $.001;
   1,870,000 shares authorized; 675,000 issued and outstanding...        1,000
Preferred stock, par value $.00l;
   8,130,000 shares authorized; no shares issued.................            -
Common stock, par value $.001; 40,000,000 shares authorized;
   14,491,295 shares issued and outstanding......................       14,000
Additional paid-in capital.......................................   20,582,000
Accumulated deficit..............................................  (17,561,000)
                                                                  -------------
                                                                     3,036,000
Unamortized deferred compensation................................   (2,059,000)
                                                                  -------------
      Total stockholders' equity.................................      977,000
                                                                  -------------
                                                                  $  2,811,000
                                                                  =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2004           2003
Revenue:                                           -------------   -------------
  Net sales ...................................... $    728,000    $  1,582,000
  Rental income ..................................        1,000           6,000
                                                   -------------   -------------
                                                        729,000       1,588,000
                                                   -------------   -------------
Costs and expenses:
  Cost of sales...................................      542,000         990,000
  Salaries and wages..............................    1,297,000       1,290,000
  Legal, accounting and other
    professional expenses.........................      198,000         172,000
  Consulting fees and expenses -
    marketing research and development............      123,000               -
  Stock based compensation........................    1,072,000         199,000
  Other...........................................    1,393,000       1,166,000
  Impairment loss on goodwill.....................      218,000          72,000
  Reduction of receivable to fair value...........            -         274,000
  Write-off of notes receivable and
    accrued interest..............................       48,000          59,000
  Fair value adjustment of deferred payable -
    derivative....................................      333,000         140,000
  Recovery of notes receivable reserve............            -        (188,000)
                                                   -------------   -------------
                                                      5,224,000       4,174,000
                                                   -------------   -------------
Loss from operations before other income (expense)   (4,495,000)     (2,586,000)
                                                   -------------   -------------
Other income (expense):
  Interest expense................................      (19,000)        (41,000)
  Interest income.................................        2,000          53,000
                                                   -------------   -------------
                                                        (17,000)         12,000
                                                   -------------   -------------
Net loss for the year............................. $ (4,512,000)   $ (2,574,000)
                                                   =============   =============
Weighted average common shares outstanding -
  basic and diluted...............................   11,396,000       8,655,000
                                                   =============   =============

Loss attributable to common stockholders:
  Net loss........................................ $ (4,512,000)   $ (2,574,000)
  Preferred stock dividends.......................       50,000         380,000
                                                   -------------   -------------
  Loss attributable to common stockholders........ $ (4,562,000)   $ (2,954,000)
                                                   =============   =============
  Net loss per common share....................... $      (0.40)   $      (0.34)
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Preferred Stock-
                                 Class A          Common Stock
                                 ================ ================== Additional   Unamortized
                                 Number    Par    Number     Par     Paid-in      Deferred     Accumulated   Treasury
                                 of Shares Value  of Shares  Value   Capital      Compensation Deficit       Stock      Total
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Balance- July 1, 2002...........         - $    -  8,683,646 $ 9,000 $13,041,000  $  (593,000) $(10,475,000) $(251,000) $ 1,731,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Sale of 1,185,000 shares of
   preferred stock in private
   placements, net of costs
   of $73,000................... 1,185,000  1,000                        732,000                                            733,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Amortization of deferred costs..                                                      199,000                               199,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Write-off of unamortized
   deferred compensation........                                        (110,000)     110,000                                     0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 125,000 shares of
   common stock in connection
   with financing arrangement...                     125,000       -      89,000                                             89,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 160,000 common stock
   warrants in connection with
   credit facility agreement....                                          43,000      (43,000)                                    0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Retirement of 82,422 shares of
   common stock held in
   the treasury.................                    (82,422)       -    (251,000)                              251,000            0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 150,000 common stock
   warrants in connection with
   consulting agreement.........                                          12,000      (12,000)                                    0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Deemed dividends on beneficial
   conversion feature of                                                 368,000
   preferred stock offerings....                                        (368,000)                                                 0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Dividends on Class A
   preferred stock..............                                         (12,000)                                           (12,000)
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Net loss for the year ended
   June 30, 2003................                                                                 (2,574,000)             (2,574,000)
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Balances- June 30, 2003......... 1,185,000  1,000  8,726,224   9,000  13,544,000     (339,000)  (13,049,000)          -     166,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Sale of 3,005,204 shares of
   common stock in connection
   with private placements, net
   of costs of $468,000.........                   3,005,204   3,000   3,483,000                                          3,486,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 1,400,000 common
   stock warrants in connection
   with consulting agreements...                                       2,707,000   (2,707,000)                                    0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Amortization of deferred costs..                                                    1,072,000                             1,072,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Conversion of 510,000 shares of
   preferred stock to 510,000
   shares of common stock....... (510,000)      -    510,000       -                                                              0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Dividends on
   Class A preferred stock......                                         (50,000)                                           (50,000)
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 100,000 shares of
   common stock in connection
   with service agreement.......                     100,000       -      82,000      (82,000)                                    0
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 2,114,867 shares of
   common stock upon exercise of
   common stock warrants,
   net of expenses of $79,000...                   2,114,867   2,000     783,000       (3,000)                              782,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Issuance of 35,000 shares of
   common stock upon exercise of
   stock options................                      35,000       -      33,000                                             33,000
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Net loss for the year ended
   June 30, 2004................                                                                 (4,512,000)             (4,512,000)
-------------------------------- --------- ------ ---------- ------- ------------ ------------ ------------- ---------- ------------
Balances June 30, 2004             675,000 $1,000 14,491,295 $14,000 $20,582,000  $(2,059,000) $(17,561,000) $        - $   977,000
================================ ========= ====== ========== ======= ============ ============ ============= ========== ============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2004           2003
                                                   -------------   -------------
Cash flows from operating activities:

Net loss.......................................... $ (4,512,000)   $ (2,574,000)

Adjustment to reconcile net loss to net cash used
    in operating activities:
  Issuance of common stock in connection with
    financing transactions........................            -          89,000
  Fair value adjustment of deferred payable.......      333,000         140,000
  Impairment loss on goodwill.....................      218,000          72,000
  Reduction of reserve on notes receivable........            -        (188,000)
  Reduction of receivable to fair value...........            -         274,000
  Write-off of notes receivable and
    accrued interest..............................       48,000          59,000
  Stock based compensation........................    1,072,000         199,000
  Provision for bad debts.........................       17,000          21,000
  Depreciation and amortization...................       45,000          58,000

Changes in:
  Accounts receivable.............................        6,000          96,000
  Accrued interest receivable.....................       21,000         (53,000)
  Prepaid expenses................................       70,000          93,000
  Inventories.....................................      (10,000)         18,000
  Security deposits...............................       (2,000)          3,000
  Accounts payable................................     (195,000)         17,000
  Accrued expenses................................      203,000         870,000
  Customer deposits...............................       38,000           7,000
                                                   -------------   -------------
        Net cash used in operating activities.....   (2,648,000)       (799,000)
                                                   -------------   -------------
Cash flows from investing activities:
  Notes issued for purchase of property and
    equipment, net of payments....................       (4,000)          7,000
  Collections on notes receivable.................       91,000               -
  Capital expenditures............................     (782,000)        (11,000)
                                                   -------------   -------------
        Net cash used in investing activities.....     (695,000)         (4,000)
                                                   -------------   -------------
Cash flows from financing activities:
  Proceeds (repayments) of loans from related
    parties.......................................      (80,000)         51,000
  Proceeds from private placements of preferred
    stock.........................................            -         781,000
  Expenses of  preferred stock offerings..........            -         (48,000)
  Proceeds from private placements of
    common stock..................................    3,954,000               -
  Expenses of common stock offerings..............     (468,000)              -
  Preferred stock dividends paid..................      (53,000)              -
  Proceeds from exercise of stock options.........       33,000               -
  Proceeds from exercise of common stock warrants.      864,000               -
  Expense of warrant exercise.....................      (79,000)              -
                                                   -------------   -------------
        Net cash provided by financing activities.    4,171,000         784,000
                                                   -------------   -------------
Increase (decrease) in cash.......................      828,000         (19,000)
Cash, beginning of year...........................       32,000          51,000
                                                   -------------   -------------
Cash, end of year................................. $    860,000    $     32,000
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2004           2003
                                                   -------------   -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $           -   $      36,000

Supplemental schedule of non-cash investing and
    financing activities:
  Issuance of common stock and warrants for
    services...................................... $   2,789,000   $      55,000
  Principal payments on notes receivable by
    conversion of accrued officers' salaries...... $           -   $     567,000
  Issuance of preferred stock in private
    placement for expenses of the offering........ $           -   $      25,000
  Retirement of 82,422 shares of treasury stock... $           -   $     251,000
  Dividends payable on preferred stock............ $       9,000   $      12,000
  Consideration received for sale of investment... $           -   $     274,000
  Deemed dividends on preferred stock............. $           -   $     368,000
  Write-off of unamortized deferred compensation.. $           -   $     110,000
  Conversion of 510,000 shares of preferred stock
    to 510,000 shares of common stock............. $           -   $           -
  Accrued legal fees paid as consideration for
    warrant exercise.............................. $      49,000   $           -
  Legal fees prepaid as consideration for
    warrant exercise.............................. $       3,000   $           -
  Write-off of notes receivable against reserve... $     177,000   $           -
  Subscription receivable for conversion of
    warrants...................................... $      40,000   $           -
  Increase in derivative payable.................. $           -   $     140,000


The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2004

Note A - Description of Business and Basis of Presentation

       Description of Business:

       AquaCell Technologies, Inc. was incorporated in Delaware on March 19, 1997 and its principal business activity is the manufacture and sale of products for water filtration and purification through its operating subsidiaries Water Science Technologies, Inc., and to a lesser extent, Global Water-Aquacell Inc. Its Aquacell Media, Inc. subsidiary places coolers into various locations at no cost and intends to sell targeted advertising on the bottle band of the permanently attached five-gallon bottle. The Company conducts substantially all of its business in the United States.

       Going Concern:

       The Company incurred net losses of $4,512,000 and $2,574,000 during the years ended June 30, 2004 and 2003, respectively. In addition, the Company had a working capital deficiency of $273,000 at June 30, 2004. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

       There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

       The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

       During the year ended June 30, 2004, the Company had successfully obtained external financing through private placements of equity securities and exercise of warrants and options.

       The Company has developed a plan to address liquidity in several ways, namely:

       . Continue to raise capital through the sale or exercise of equity securities.

       . Continue to pursue the placement of our water cooler billboards in various locations; and

       . Increase revenue through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle.


Note B - Summary of Significant Accounting Policies

[1]    Principles of consolidation:

       The accompanying consolidated financial statements include the accounts of AquaCell Technologies, Inc., and its wholly owned subsidiaries (the "Company"). Such subsidiaries are Global Water Aquacell, Inc., incorporated December 21, 1998, Water Science Technologies, Inc., acquired on March 19, 2002, and AquaCell Media, Inc., formed on September 10, 2001. Aquacell Media, Inc. had no revenues through June 30, 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]    Inventories:

       Inventories are carried at the lower of cost or market, using the FIFO (first-in, first-out) method.

[3]    Property and equipment and billboard coolers:

       Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets which approximates three to five years.

       Billboard coolers, manufactured by the Company, are stated at cost. Depreciation will be computed effective July 1, 2004, using the straight-line method over their estimated useful life of five years.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note B - Summary of Significant Accounting Policies-(continued)

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

[5]    Patents:

       The value of patents is amortized over nine years, their remaining useful lives at date of acquisition, using the straight-line method. Patents at June 30, 2004, are stated net of accumulated amortization of approximately $121,000. Amortization expense was approximately $22,000 for each of the years ended June 30, 2004 and 2003.

[6]    Revenue recognition:

       Revenues are recorded at the time our products are shipped unless we agreed to install the products, in which case we recognize revenue at the time of installation. Rental income from coolers is recognized on a straight-line basis over the term of the rental agreement. Advertising revenues will be recognized on a straight-line basis over the term of the advertising contract.

[7]    Advertising:

       Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2004 and 2003, was approximately $119,000 and $3,000, respectively.

       The costs of direct response advertising, whose primary purpose is to elicit sales to customers and that should result in probable future benefits are capitalized. Advertising costs capitalized at June 30, 2003 and included in prepaid expenses were approximately $78,000 and they were written off during the year ended June 30, 2004.

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

[10]   Net loss per common share:

       Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effects of potentially dilutive securities (see Notes F [2] and F [4]) are antidilutive. Losses attributable to common stock have been adjusted for the preferred stock dividends.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note B - Summary of Significant Accounting Policies-(continued)

[11]   Long-lived assets:

       The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2004, that impairment, where appropriate, was recorded in the financial statements.

[12]   Concentrations of credit risk:

       Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

       The Company utilizes a limited number of suppliers for certain components used in its products but has no long-term supply contracts with them.

[13]   Financial instruments:

       The carrying amounts of the Company's cash, accounts receivable, accounts payable, and customer deposits, approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

[15]   Shipping and handling fees and costs:

       Shipping and handling fees and costs of approximately $21,000 and $34,000 for the years ended June 30, 2004 and 2003, respectively, are included in other expenses.

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

[17]   New accounting pronouncements:

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 amends existing accounting guidance on asset impairment and provides a single accounting model for long-lived assets to be disposed of. Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of business to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS 144 for the year ended June 30, 2003.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note B - Summary of Significant Accounting Policies-(continued)

[17]   New accounting pronouncements  (continued)

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

[18]   Reclassifications:

       Certain items in these financial statements have been reclassified to conform to the current period presentation.


Note C - Inventories:

       Inventories consist of the following at June 30, 2004:

             Raw materials.................................... $    51,000
             Work in progress.................................      32,000
             Finished goods...................................      11,000
                                                               ------------
                                                               $    94,000
                                                               ============

Note D - Property and Equipment and Billboard Coolers:

       Property and equipment is summarized as follows at June 30, 2004:

             Billboard coolers................................ $   630,000
             Billboard coolers parts..........................     140,000
             Furniture and fixtures...........................      36,000
             Equipment - office...............................     101,000
             Machinery and equipment..........................     127,000
             Leasehold improvements...........................      10,000
             Rental units.....................................       9,000
             Truck............................................      11,000
                                                               ------------
                                                                 1,064,000
                                                                   267,000
                                                               ------------
             Less accumulated depreciation.................... $   797,000
                                                               ============

       Depreciation expense was approximately $23,000 and $36,000 for the year ended June 30, 2004 and 2003, respectively.


Note E - Deferred Payable

       At June 30, 2004, the deferred payable represented the unpaid balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. The unpaid balance of $473,000 represented a return to the private company of $1,339,000 reduced by $866,000 received from the sales of 451,807 shares of AquaCell common stock that it owned (See Note H (2)). This amount is payable solely from 5% of the future revenues to generated by our Global Water-Aquacell subsidiary. The Company recognized a $333,000 fair value adjustment of this payable during the year ended June 30, 2004.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note F - Equity Transactions

[1]    Series A Convertible Preferred Stock:

       During March 2003 the Company completed a private placement of 685,000 shares of newly designated Series A Convertible Preferred Stock. The offering consisted of one share of class A convertible preferred stock at a price of $0.63 per share and one Class A common stock purchase warrant exercisable at $1.16 per share. Both the preferred stock and warrant contain certain call features. The Series A Convertible Preferred Stock carries an 8% dividend and is convertible into the Company's common stock on a one for one basis. Based on the effective conversion price of the preferred stock using a relative fair value of $154,000 attributable to the warrants the Company recognized a beneficial conversion feature of $158,000 as a deemed dividend to the holders of the convertible preferred stock. In connection with this offering the Company received gross proceeds of $ 406,000. As part of this offering 40,000 shares, valued at $25,000, were issued to the Company's attorney as consideration for expenses of the offering.

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

       During the year ended June 30, 2004, 510,000 shares of Series A Convertible Preferred Stock were converted into 510,000 shares of Common Stock of the Company.

[2]    Stock option plans:

       During August 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan") under which options (either incentive or nonqualified), stock appreciation rights, stock and other awards, covering an aggregate amount of 1,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 15 years from the date of grant. At the December 2, 2003 annual meeting the shareholders approved the increase in issuable shares from 1,000,000 to 2,000,000 in the plan.

       During January 2002, the Board of Directors adopted a Director's Option Plan covering an aggregate amount of 500,000 shares of common stock. As of June 30, 2004, 160,000 options have been granted under this plan.

       A summary of stock option activity under both plans is as follows:

                                                 Year Ended June 30,
                                    --------------------------------------------
                                            2004                    2003
                                    --------------------    --------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                      Shares    Price         Shares    Price
                                    ----------  --------    ----------  --------
Balance July 1..................      506,000     $0.90       551,000     $2.41
   Options granted..............      620,000      1.26       227,000      0.64
   Options cancelled............      (25,000)     1.02      (272,000)     3.74
   Options exercised............      (35,000)     0.94          -          -
                                    ----------  --------    ----------  --------

Balance, June 30................    1,066,000     $1.10       506,000     $0.90
                                    ==========              ==========

Exercisable, June 30............      377,000     $1.07       188,000     $1.02
                                    ==========              ==========

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note F - Equity Transactions-(continued)

[2]    Stock option plans  (continued)

       During the year ended June 30, 2004 options were exercised for 35,000 shares and the Company received proceeds of $33,000.

       The following table presents information relating to stock options outstanding at June 30, 2004:

                   Options Outstanding                    Options Exercisable
       -------------------------------------------       ---------------------
                                          Weighted-
                              Weighted-   Average                   Weighted-
                              Average     Remaining                 Average
       Exercise               Exercise    Life in                   Exercise
       Price      Shares      Price       Years          Shares     Price
       --------   ---------   ---------   ---------      --------   ----------
         0.60       168,500                  5.5           53,000
         0.65        30,000                  8.6           30,000
         1.00        63,000                   .2           63,000
         1.15        97,000                  1.3           70,000
         1.16        75,500                  4.9           31,000
         1.24       555,000                  6.9           80,000
         1.45        50,000                  9.8           50,000
                  ---------               ---------      --------
                  1,066,000     $1.10        5.8          377,000     $1.07
                  =========               =========      ========

       If the options had been accounted for under SFAS 123, net loss attributable to common stockholders for the years ended June 30, 2004 and 2003, would have been $(5,234,000) OR $(0.46) per common share, and $(2,876,000) or $(0.33) per common share, respectively. The fair value of options granted during the years ended June 30, 2004 and June 30, 2003, was $0.27 and $0.64 per share on the date of grant, respectively. The options were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 3.1% and 4.99%, volatility of 33% and 42% and expected lives of five and three years, respectively.

[3]    Issuances of common stock:

       In connection with financing transactions, during January and April 2003, the Company issued 125,000 shares of its common stock valued at $89,000. Amortization amounted to $89,000 during the year ended June 30, 2003.

       Between July and September 2003 the Company completed a private placement of 1,703,000 shares of its common stock. The offering consisted of one share of common stock at $1.50 per share and one common stock purchase warrant exercisable at $4.00 per share. The Company received gross proceeds from the offering of $2,555,000 and expenses of the offering were $259,000. In connection with the offering the placement agent received 341,000 common stock purchase warrants exercisable at $4.00 per share.

       During February 2004 the Company completed a private placement of 650,000 shares of its common stock. The offering consisted of one share of common stock at $1.00 per share and one common stock purchase warrant exercisable at $1.75 per share. The Company received gross proceeds from the offering of $649,000 and expenses of the offering were $79,000. In connection with the offering the placement agent received 87,000 common stock purchase warrants exercisable at $1.75 per share.

       During the year ended June 30, 2004 the Company issued 35,000 shares of common stock in connection with the exercise of employee stock options. The Company received proceeds of $33,000.

       During December 2003 the Company issued 1,100,000 shares of common stock in connection with the exercise of 1,100,000 common stock purchase warrants issued for marketing and consulting agreements (see Note F(4)). The Company received proceeds of $11,000.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note F - Equity Transactions-(continued)

[3]    Issuances of common stock  (continued)

       During April 2004 the Company completed a private placement of 652,000 shares of its common stock. The offering consisted of one share of common stock at $1.15 per share and one common stock purchase warrant exercisable at $1.90 per share. The Company received gross proceeds from the offering of $760,000 and expenses of the offering were $85,000. In connection with the offering the placement agent received 100,000 common stock purchase warrants exercisable at $1.90 per share.

       During June 2004 the Company issued 965,000 shares of common stock in connection with the repricing of 965,000 common stock purchase warrants issued in a private placement completed during July - September 2003 (See Note F(3)). The $4.00 warrants were repriced to $0.83. The Company received gross proceeds of $812,000 from the warrant exercise and expenses were $79,000. In connection with the exercise the Company issued new common stock purchase warrants for 383,000 shares of its common stock exercisable at $4.00 per share and 582,000 shares of its common stock exercisable at $2.00 per share and repriced an additional 401,000 existing warrants from an exercise price of $4.00 to an exercise price of $2.00 per share.

       In connection with a three-year service agreement (see Note H (2)) the Company issued 100,000 shares of its common stock valued at $82,000. There was no amortization during the year ended June 30, 2004.

[4]	Issuances of common stock purchase warrants:

       In connection with a distribution agreement (See Note H), the Company issued warrants to purchase 300,000 shares of the Company's common stock to be exercisable for a five-year period (100,000, 100,000, and 100,000 at exercise prices of $5.00, $6.00, and $7.00, per share respectively). The Company estimated the fair value of these warrants to be $283,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized over five years. During the year ended June 30, 2003 the agreement was amended and the 100,000 warrants exercisable at $6.00 per share and the 100,000 warrants exercisable at $7.00 per share were returned to the Company. The unamortized portion of these warrants, in the amount of $110,000, was written off to additional paid in capital. Amortization amounted to $24,000 and $54,000 during the years ended June 30, 2004 and 2003 respectively.

       In connection with a one-year credit facility agreement, entered into in August 2002, the Company issued warrants to purchase 160,000 shares of common stock to be exercisable for a five-year period at $.78 per share. The Company estimated the fair value of these warrants to be $43,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. Such amount is being amortized to expense over one year. Amortization amounted to $7,000 during the year ended June 30, 2004, and $36,000 during the year ended June 30, 2003.

       In connection with a one-year consulting agreement, entered into in March 2003, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a two-year period at $1.00 per share. The Company estimated the fair value of this warrant to be $12,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of two years. Such amount is being amortized to expense over one year. Amortization amounted to $9,000 during the year ended June 30,2004, and $3,000 during the year ended June 30, 2003.

       In connection with a private placement of series A convertible preferred stock completed in March 2003, the Company issued warrants to purchase 685,000 shares of common stock to be exercisable for a five-year period at $1.16 per share (See Note F (1) above).

       In connection with a private placement of series A convertible preferred stock completed on May 2003, the Company issued warrants to purchase 500,000 shares of common stock to be exercisable for a five-year period at $1.60 per share (See Note F (1) above).

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note F - Equity Transactions-(continued)

[4]    Issuances of common stock purchase warrants  (continued)

       In connection with marketing and consulting agreements with five separate entities, entered into in August 2003, the Company issued warrants to purchase 1,250,000 shares of common stock to be exercisable at $ .01 per share. The Company estimated the fair value of these warrants to be $2,564,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. Such amount is being amortized to expense over three years. Amortization amounted to $926,000 for the year ended June 30, 2004.

       In connection with a three year consulting agreement, entered into in February 2004, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a five-year period at $1.22 per share. The Company estimated the fair value of this warrant to b e $143,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 3.1%, volatility of 106.9 % and a term of five years. Such expense is being amortized to expense over three years. Amortization amounted to $17,000 for the year ended June 30, 2004.

       In connection with a warrant repricing, completed in June 2004, the Company issued common stock purchase warrants for 383,000 shares of its common stock exercisable at $4.00 per share and for 582,000 shares of its common stock exercisable at $2.00 per share (See Note F(3)).

       At June 30, 2004, the Company had warrants outstanding as follows:

              Exercise Price          Shares         Expiration Date
              --------------        ---------        ---------------
                  $  .01              150,000        August 2008
                     .78              160,000        August 2007
                    1.00              150,000        March 2005
                    1.16              685,000        March 2008
                    1.22              150,000        February 2009
                    1.60              500,000        May 2008
                    1.75              737,000        February 2009
                    1.90              752,000        April 2009
                    2.00              582,000        June 2009
                    2.00              401,000        September 2008
                    4.00              677,000        September 2008
                    4.00              383,000        June 2009
                    4.40               75,000        August 2004
                    4.50               50,000        September 2004
                    5.50               50,000        September 2004
                    4.50               50,000        October 2004
                    5.00              100,000        October 2006
                    5.50               50,000        October 2004
                    4.20              200,000        May 2006
                    8.25              120,000        February 2006
                    3.30              100,000        May 2007
                    3.00              100,000        June 2007
                    5.00              100,000        June 2007
                                    ---------
                                    6,322,000
                                    =========

       At June 30, 2004, the weighted average exercise price of the outstanding warrants was $2.49 and the weighted average remaining contractual life of the warrants was 3.85 years.

       During June 2004 an aggregate of 965,000 common stock purchase warrants previously issued in a July through September 2003 private placement were repriced from an exercise price of $4.00 per share to an exercise price of $0.83 per share. The Company realized gross proceeds of $812,000 and expenses were $79,000 in connection with the repricing. New common stock purchase warrants were issued for 383,000 shares of common stock exercisable at $4.00 per share and 582,000 shares of common stock exercisable at $2.00 per share and an additional 401,000 existing warrants were repricied from an exercise price of $4.00 per share to an exercise price of $2.00 per share.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note F - Equity Transactions-(continued)

[5]    Shares reserved:

       At June 30, 2004, the Company has reserved 9,347,000 shares of common stock for issuance upon conversion of preferred stock and exercise of options and warrants.


Note G - Income Taxes:

       At June 30, 2004, the Company had available federal net operating loss caryyforwards to reduce future taxable income, if any, of approximately $10,800,000. The net operating loss carryforwards expire at various dates through 2024.

       At June 30, 2004, the Company has a deferred tax asset of approximately $4,644,000, representing the benefit of its net operating loss carryforwards. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $1,118,000 and $686,000 in 2004 and 2003, respectively.


Note H - Commitments and Contingencies

[1]    Lease commitments:

       The Company occupies manufacturing office space in California and Arizona, under noncancellable operating leases. As of June 30, 2004, future minimum commitments under office and equipment leases are as follows:

                            Year Ending June 30,
                            --------------------
                                    2005             $  137,000
                                    2006                 65,000
                                    2007                 20,000
                                                     -----------
                                                     $  222,000
                                                     ===========

       Rent expense under office and equipment leases amounted to approximately $176,000 and $175,000 for the years ended June 30, 2004 and 2003, respectively.

[2]    Consulting agreements:

       On May 30, 2003 the Company negotiated the return and cancellation of all exclusive distribution and marketing rights under the distribution agreement and joint venture agreement, with a private company, the return of 100,000 warrants exercisable at $6.00 per share and the return of 100,000 warrants exercisable at $7.00 per share. In exchange AquaCell granted the private company the right to continue to sell Global Water-Aquacell's products on a non-exclusive basis in those areas in which it retains salesmen. It was agreed that the private company would realize a return of $1,339,000 from sales of the 451,807 shares of AquaCell common stock that it owns and, if required, from 5% of future revenues to be generated by our Global Water-Aquacell subsidiary (See Note E).

       During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for one of these agreements included cash fees of $45,000 paid over a three-month period. In addition, 1,250,000 warrants to purchase common stock of the Company exercisable for five years at a price of $ .01 per share, were issued for all these agreements.

       During February 2004 the Company entered into a three year consulting agreement. Consideration for this agreement was 150,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $1.22 per share (See Note F(4)).

       During June 2004 the Company entered into a three-year service agreement. The agreement calls for a cash payment of $6,000 per month over the term of the agreement, and the issuance of 100,000 shares of the Company's common stock (See Note F(3)).

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note H - Commitments and Contingencies-(continued)

[3]    Employment agreements

       The Company has employment agreements with various executives and employees of the Company which expire at various dates through October, 2006. These agreements provide for aggregate minimum salaries of $787,000 for the year ending June 30, 2005. The agreements also provide for incentive bonuses based upon achievement of certain milestones

       Effective July 2002 the Company entered into a five-year employment contract with an officer of WST. The contract calls for a minimum annual salary of $100,000.


Note I - Related Party Transactions

       Included in net sales are sales to a former affiliate, pursuant to a distribution agreement, aggregating approximately $706,000 for the year ended June 30, 2003 (See Note H (2)).


Note J - Major Customers and Suppliers

       During the year ended June 30, 2003 the Company sold approximately 44% of its products to a former affiliate (See Note H (2)).

       During the year ended June 30, 2004 the Company purchased approximately 58% of its materials from two vendors, and during the year ended June 30, 2003 purchased approximately 27% of it's materials from one vendor.


Note K - Subsequent Events

       During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. The stock was valued at approximately $73,000.

       During August 2004 the Company issued 50,000 warrants in connection with the amendment of an April 2004 performance based agreement with a marketing consultant.