Form 10QSB
period 2004-09-30
AQUACELL TECHNOLOGIES INC
filed 2004-11-15
CIK 1114655

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2004.

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

                       __________________________________

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

                          Common Stock, $.001 par value
             15,764,137 shares outstanding as of November 12, 2004.


Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of September 30, 2004...... 1

           Condensed Consolidated Statements of Operations for the
           three-month periods ended September 30, 2004 and 2003.............. 2

           Condensed Consolidated Statements of Cash Flow for the
           three-month periods ended September 30, 2004 and 2003.............. 3

           Notes to Condensed Consolidated Financial Statements............... 4

Item 2.    Managements Discussion and Analysis................................ 6
           Forward-Looking Statements
           Overview
           Results of Operations
           Liquidity and Capital Resources

Item 3.    Controls and Procedure............................................. 8


                          PART II - OTHER INFORMATION

Item 2(C). Sales of Unregistered Securities................................... 9

Item 4.    Submission of Matters to a Vote of Security Holders................ 9

Item 6.    Exhibits and Reports on Form 8-K................................... 9

Signature..................................................................... 9

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $   203,000
     Subscription receivable.......................................      44,000
     Accounts receivable, net of allowance of $42,000..............      51,000
     Inventories...................................................      79,000
     Prepaid expenses and other current assets.....................      46,000
                                                                    ------------
          Total current assets.....................................     423,000
                                                                    ------------

Property, equipment and billboard coolers, net.....................     877,000
                                                                    ------------
Other assets:
     Goodwill......................................................     824,000
     Patents, net..................................................      75,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     915,000
                                                                    ------------
                                                                    $ 2,215,000
                                                                    ============
LIABILITIES

Current liabilities:
     Accounts payable.............................................. $   444,000
     Accrued expenses..............................................     665,000
     Preferred stock dividend payable..............................      17,000
     Customer deposits.............................................      20,000
     Installment note payable......................................       2,000
     Current portion of deferred payable...........................      13,000
                                                                    ------------
          Total current liabilities................................   1,161,000

Deferred payable, net of current portion...........................     460,000
                                                                    ------------
          Total liabilities........................................   1,621,000
                                                                    ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:

Preferred stock - Class A, par value $.00l;
   1,870,000 shares authorized;
   675,000 shares issued and outstanding...........................       1,000
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   15,048,769 shares issued and outstanding........................      15,000
Additional paid-in capital.........................................  20,918,000
Accumulated deficit................................................ (18,429,000)
                                                                    ------------
                                                                      2,505,000
Subscription receivable............................................      (5,000)
Unamortized deferred compensation..................................  (1,906,000)
                                                                    ------------
          Total stockholders' equity...............................     594,000
                                                                    ------------
                                                                    $ 2,215,000
                                                                    ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                      2004             2003
                                                 --------------   --------------
Revenue:
     Net sales.................................. $     199,000    $     201,000
                                                 --------------   --------------
Costs and expenses:
     Cost of sales..............................       124,000          129,000
     Salaries and wages.........................       288,000          299,000
     Legal, accounting and other
       professional expenses....................        52,000           65,000
     Consulting fees and expenses- marketing
       research and development.................        24,000                -
     Fair value adjustment of derivative........             -          207,000
     Stock based compensation...................       242,000          375,000
     Other......................................       337,000          255,000
                                                 --------------   --------------
                                                     1,067,000        1,330,000
                                                 --------------   --------------
Loss from operations before
     other income (expense):....................      (868,000)      (1,129,000)
                                                 --------------   --------------
Other income (expense):
     Interest income............................             -            1,000
     Interest (expense).........................             -                -
                                                 --------------   --------------
                                                             -            1,000
                                                 --------------   --------------

Net loss for the period......................... $    (868,000)   $  (1,128,000)
                                                 ==============   ==============
Weighted average share outstanding-
     basic and diluted..........................     14,576,000       9,349,000
                                                 ==============   ==============

Loss attributable to common stockholders:
     Net loss................................... $    (868,000)   $  (1,128,000)
     Preferred stock dividends..................         9,000           16,000
                                                 --------------   --------------
     Loss attributable to common stockholders... $    (877,000)   $  (1,144,000)
                                                 ==============   ==============
     Net loss per common share.................. $       (0.06)   $       (0.12)
                                                 ==============   ==============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                 -------------------------------
                                                      2004             2003
                                                 --------------   --------------
Cash flows from operating activities:
Net loss........................................ $    (868,000)   $  (1,128,000)

Adjustment to reconcile net loss to net cash
 used in operating activities:
   Stock based compensation.....................       242,000          375,000
   Fair value adjustment of derivative..........             -          207,000
   Depreciation and amortization................         6,000           13,000
Changes in:
   Accounts receivable..........................             -           10,000
   Accrued interest receivable..................             -            7,000
   Prepaid expenses and other current assets....         7,000          (35,000)
   Inventories..................................        15,000         (150,000)
   Accounts payable.............................      (138,000)        (226,000)
   Accrued expenses.............................       (41,000)          37,000
   Customer deposits............................       (41,000)           6,000
                                                 --------------   --------------
     Net cash used in operating activities......      (818,000)        (884,000)
                                                 --------------   --------------

Cash flows from investing activities:
   Collections on notes receivable..............             -           68,000
   Payments on note issued for purchase of
     property and equipment.....................        (1,000)          (1,000)
   Capital expenditures.........................       (84,000)          (1,000)
                                                 --------------   --------------
     Net cash provided by (used in)
       investing activities.....................       (85,000)          66,000
                                                 --------------   --------------

Cash flows from financing activities:
   Proceeds from private placements of
     common stock...............................             -        2,555,000
   Expenses of offerings........................             -         (259,000)
   Preferred stock dividend paid................             -          (12,000)
   Exercise of stock options....................             -           27,000
   Proceeds (repayments) of loans from
     related parties............................             -          (25,000)
   Proceeds from subscriptions receivable.......        40,000                -
   Proceeds from exercise of commons stock
     warrants...................................       209,000                -
   Expense of warrant exercise..................        (3,000)               -
                                                 --------------   --------------
     Net cash provided by financing activities..       246,000        2,286,000
                                                 --------------   --------------

Increase (decrease) in cash.....................      (657,000)       1,468,000

Cash, beginning of period.......................       860,000           32,000
                                                 --------------   --------------
Cash, end of period............................. $     203,000    $   1,500,000
                                                 ==============   ==============
Supplemental disclosure of cash flow information:
   Cash paid for interest                        $           -    $           -

Supplemental schedule of non-cash investing
  and financing activities:
Issuance of common stock warrants for services
  to the company................................ $      91,000    $   2,564,000
Subscription receivable for conversion of
  warrants...................................... $      49,000    $           -
Dividends payable on preferred stock............ $       9,000    $      16,000

           See notes to condensed consolidated financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 2004 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2004.

     At September 30, 2004 the Company's ability to continue as a going concern, for the reasons outlined on the 10-KSB filed for the year ended June 30, 2004, still existed. During the quarter ended September 30, 2004 the Company successfully obtained external financing through exercise of warrants and plans to continue to raise capital through the sale or exercise of equity securities on a just in time basis.


NOTE B - INVENTORIES

     Inventories consist of the following at September 30, 2004:

          Raw materials........................................... $    50,000
          Work in progress........................................      23,000
          Finished goods..........................................       6,000
                                                                   -----------
                                                                   $    79,000
                                                                   ===========

NOTE C - PROPERTY, EQUIPMENT AND BILLBOARD COOLERS

     Property and equipment is summarized as follows at September 30, 2004:

          Billboard coolers, including parts...................... $   853,000
          Furniture and fixtures..................................      36,000
          Equipment - office......................................     102,000
          Machinery and equipment.................................     127,000
          Rental units............................................       9,000
          Leasehold improvements..................................      10,000
          Truck...................................................      11,000
                                                                   -----------
                                                                     1,148,000
          Less accumulated depreciation...........................     271,000
                                                                   -----------
                                                                   $   877,000
                                                                   ===========
                                       4

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 2004 (Unaudited)

NOTE D - DEFERRED PAYABLE

     At September 30, 2004, the deferred payable represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.


NOTE E - EQUITY TRANSACTIONS

     During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. These shares were valued at $66,000 based upon closing market price at the date of issuance. Such amount will be amortized to expense over the remaining term of the agreement. Amortization amounted to $4,000 for the quarter ended September 30, 2004.

     During August 2004 the Company issued 50,000 common stock purchase warrants at a price of $.66 per share in connection with performance under an existing consulting agreement. These warrants were valued at $25,000 utilizing the Black Scholes valuation method. Such amount will be amortized over a period of 31 months. Amortization amounted to $2,000 for the quarter ended September 30, 2004.

     During September 2004 the Company issued an aggregate of 457,000 shares of common stock in connection with the repricing of 457,000 common stock purchase warrants issued in previously completed private placements. Warrants with exercise prices of $2.00 and $4.00 were repriced to $.70 and $.56. The Company realized gross proceeds of $286,000 and expenses were $32,000 in connection with the repricings. New common stock purchase warrants were issued for 247,000 shares of common stock exercisable at $.90 per share and 210,000 shares of common stock exercisable at $.95 per share and an additional 210,000 shares of common stock exercisable at $4.00 per share.


NOTE F - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consists of cash. Such amounts are in excess of FDIC insurance limits.


NOTE G - SUBSEQUENT EVENTS

     During October and November 2004 the Company issued an aggregate of 693,000 shares in connection with the repricing of outstanding warrants. The Company realized gross proceeds of $434,000 in connection with the repricing.

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

     During the quarter ended September 30, 2004, we diligently worked to finalize agreements for our newly launched "Message On The Bottle" advertising program through our Aquacell Media subsidiary. Aquacell Media installs our patented Aquacell 1000 Bottled Water Cooler Systems free of charge into various locations while retaining ownership of the coolers. Revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle, as well as on the cup holder.

     Subsequent to the end of the quarter, we signed our first Water Cooler Placement Agreement with Rite Aid Corporation, the third largest drug chain in
America with more than 3000 stores.   Rite Aid conducted an extensive test over
several months on the performance of our coolers in their corporate office as well as in several stores.

     Under an initial term of five years, Rite Aid has agreed that the Aquacell 1000 coolers will be installed on a national basis at no cost to Rite Aid, and that AquaCell may sell the advertising space on the bottle band. The initial rollout, expected to be completed by the end of December 2004, will entail replacing water fountains in approximately half of the stores. Aquacell has been manufacturing coolers in anticipation of this agreement and is in position to use current inventory to supply the water coolers for these initial locations.

     We are in negotiations with other retailers including other national chain drug stores and supermarkets, as well as other national chain retail stores for installations in these locations, as well. Test units have been installed in many of these locations and we anticipate the signing of agreements with additional retailers in the near future.

     Also subsequent to the end of the quarter, we secured our first advertiser, Unilever, one of the world's largest consumer products companies. This inaugural program is for the Dove(R) product line, the timing of which coincides
with the roll out of installations in Rite Aid stores.   The program also
includes advertising in other chain drug stores.

     The "Message On The Bottle" advertising provides a unique point-of-sale opportunity for manufacturers to reach the consumer. Advertising on the bottle gets face-to-face impact reaching the consumers while they are in the store. We are negotiating with other major manufacturers and providers of health care related products and/or their agencies, for the advertisement of their products.

     AquaCell has engaged several new marketing partners, including Beau Dietl & Associates. Through this association, we retained the services of J. DeKama Associates, through which we have signed consulting agreements with former Unilever executives who have tapped into the services of Advantage Sales and Marketing. This network has been instrumental in assisting us in developing a wide variety of companies for both advertising and for placement of Aquacell 1000 coolers into retail locations. By utilizing these and other individuals who are responsible for payment of their own expenses, and who will receive cash compensation only upon the generation of revenues, we do not anticipate incurring any significant direct sales and marketing expenses in the rollout of this program.

     During the quarter ended September 30, 2004 we incurred non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a benefit to the Company and its shareholders for the growth of the Company.

     We are embarking on additional opportunities, including expansion of our "Message On The Bottle" advertising program into more diverse areas, which we believe will provide long-term benefits to the Company.


Results of Operations

     During the three months ended September 30, 2004 on a consolidated basis, revenues were $199,000 as compared to $201,000 for the similar period of the preceding year.

     On a consolidated basis cost of sales was 62% for the quarter ended September 30, 2004 as compared to 64% for the same quarter of the prior year.

     Net loss on a consolidated basis, attributable to common stockholders, for the three months ended September 30, 2004 was $877,000 or $0.06 per share, as compared to $1,144,000 or $.12 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the decrease in fair value adjustment of derivative in the amount of $207,000.

     Salaries and wages decreased by $11,000 for the quarter ended September 30, 2004 over the prior year. Legal, accounting and other professional expensed decreased by approximately $13,000 for the quarter ended September 30, 2004. Stock based compensation decreased by $133,000 to $242,000 for the quarter ended September 30, 2004. Other selling, general and administrative expenses, consisting primarily of rent - $49,000, telephone and utilities- $17,000, travel- $21,000, business promotion- $22,000, insurance- $37,000, and vehicle expenses-$25,000 increased by approximately $82,000 to $337,000 for the quarter ended September 30, 2004.

Liquidity and Capital Resources

     During the three months ended September 30, 2004 we raised, through the repricing of warrants to purchase common shares, net equity of approximately $209,000.

     Cash used by operations during the three months ended September 30, 2004 amounted to $818,000. Net loss of $868,000 was reduced by non-cash stock based compensation in the amount of $242,000, and depreciation and amortization of $6,000. Cash used by operations was further increased by decreases in accounts payable of $138,000, accrued expenses of $41,000, and customer deposits in the amount of $41,000. Net loss was further decreased by net changes in inventories and prepaid expenses aggregating $22,000.

     Cash used by investing activities during the three months ended September 30, 2004 represented capital expenditures in the amount of $84,000 increased by payments on a note issued for the purchase of equipment in the amount of $1,000.

     Cash provided by financing activities was approximately $246,000. Proceeds from sales of common stock purchase warrants amounted to $209,000 and expenses of warrant exercises amounted to $3,000. Proceeds from subscriptions receivable were $40,000.

     We have granted warrants, subsequent to our initial public offering in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $13,800,000 if exercised. There is no assurance however, that any of the warrants will be exercised.

     Management believes that its present cash position combined with subsequent equity raises and conversion of warrants, and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.


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

                          PART II.   OTHER INFORMATION


ITEM 2(C).  SALES OF UNREGISTERED SECURITIES

     During September 2004 the Registrant repriced and sold 222,300 Common Stock Purchase Warrants to 4 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933, as amended. New Common Stock Purchase Warrants were issued to the investors at prices ranging from $.90 to $4.00.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         32    Certification Pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K.

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


                                           AquaCell Technologies, Inc.
                                           -----------------------------------
                                           Registrant



Date: November 15, 2004                       /s/ Gary S. Wolff
                                           -----------------------------------
                                           Name:  Gary S. Wolff
                                           Title: Chief Financial Officer