Form 10QSB
period 2004-12-31
AQUACELL TECHNOLOGIES INC
filed 2005-02-14
CIK 1114655

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 2004.

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

                       __________________________________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_  No ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.   Yes ___  No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common Stock, $.001 par value
             17,846,797 shares outstanding as of February 14, 2005.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2004

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of December 31, 2004....... 1

           Condensed Consolidated Statements of Operations for the
           three and six month periods ended December 31, 2004 and 2003....... 2

           Condensed Consolidated Statements of Cash Flow for the
           six month periods ended December 31, 2004 and 2003................. 3

           Notes to Condensed Consolidated Financial Statements............... 5

Item 2.    Managements Discussion and Analysis:
           Forward-Looking Statements.........................................10
           Overview...........................................................10
           Critical Accounting Policies.......................................11
           Results of Operations..............................................12
           Liquidity and Capital Resources....................................13

                          PART II - OTHER INFORMATION

Item 2(C). Sales of Unregistered Securities...................................15

Item 3.    Controls and Procedure.............................................15

Item 4.    Submission of Matters to a Vote of Security Holders................15

Item 6.    Exhibits and Reports on Form 8-K...................................16

Signature.....................................................................16

Index to Exhibits.............................................................17

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2004
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $   460,000
     Subscriptions receivable......................................       6,000
     Accounts receivable, net of allowance of $46,000..............      31,000
     Inventories...................................................      91,000
     Prepaid expenses and other current assets.....................      31,000
                                                                    ------------
          Total current assets.....................................     619,000
                                                                    ------------
Property, equipment and billboard coolers, net.....................     971,000
                                                                    ------------
Other assets:
     Goodwill......................................................     824,000
     Patents, net..................................................      65,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     905,000
                                                                    ------------
                                                                    $ 2,495,000
                                                                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................. $   385,000
     Accrued liabilities...........................................     725,000
     Customer deposits.............................................     104,000
     Dividend payable..............................................      33,000
     Installment note payable......................................       1,000
     Current portion of deferred payable...........................      22,000
                                                                    ------------
          Total current liabilities................................   1,270,000

Deferred payable, net of current portion...........................     451,000
                                                                    ------------
          Total liabilities........................................   1,721,000
                                                                    ------------

Commitments and contingencies

Stockholders' Equity:

Preferred stock - Class A, par value $.00l;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   17,746,797 shares issued and outstanding........................      18,000
Additional paid-in capital.........................................  22,020,000
Accumulated deficit................................................ (19,284,000)
                                                                    ------------
                                                                      2,754,000
Subscriptions receivable...........................................     (65,000)
Unamortized deferred compensation..................................  (1,915,000)
                                                                    ------------
          Total stockholders' equity...............................     774,000
                                                                    ------------
                                                                    $ 2,495,000
                                                                    ============
           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended           Six Months Ended
                                                                December 31,                December 31,
                                                         --------------------------  --------------------------
                                                             2004          2003          2004          2003
                                                         ------------  ------------  ------------  ------------
Revenue:
     Net sales...........................................$   111,000   $   200,000   $   310,000   $   401,000
                                                         ------------  ------------  ------------  ------------
Cost and expenses:
     Cost of sales.......................................     77,000       148,000       201,000       277,000
     Salaries and wages..................................    296,000       402,000       584,000       701,000
     Legal, accounting and other professional expenses...     59,000        50,000       111,000       100,000
     Consulting fees and expenses- research and
        development......................................          -        47,000        24,000        62,000
     Stock based compensation............................    241,000       227,000       483,000       602,000
     Fair value adjustment of derivative.................          -       187,000             -       394,000
     Write-off of accrued interest on notes..............          -        48,000             -        48,000
     Other...............................................    293,000       319,000       630,000       574,000
                                                         ------------  ------------  ------------  ------------
                                                             966,000     1,428,000     2,033,000     2,758,000
                                                         ------------  ------------  ------------  ------------
Loss from operations before other
     income..............................................   (855,000)   (1,228,000)   (1,723,000)   (2,357,000)
                                                         ------------  ------------  ------------  ------------
Other income:
     Interest income.....................................          -             -             -         1,000
                                                         ------------  ------------  ------------  ------------
                                                                   -             -             -         1,000
                                                         ------------  ------------  ------------  ------------
Net loss for the period..................................$  (855,000)  $(1,228,000)  $(1,723,000)  $(2,356,000)
                                                         ============  ============  ============  ============
Weighted average shares outstanding-
     basic and diluted................................... 15,697,000    10,697,000    15,136,000    10,023,000
                                                         ============  ============  ============  ============
Loss attributable to common stockholders:
     Net loss............................................$  (855,000)  $(1,228,000)  $(1,723,000)  $(2,356,000)

Preferred stock dividends................................      9,000        16,000        18,000        32,000
                                                         ------------  ------------  ------------  ------------
     Loss attributable to common stockholders............$  (864,000)  $(1,244,000)  $(1,741,000)  $(2,388,000)
                                                         ============  ============  ============  ============
     Net loss per common share...........................$     (0.06)  $     (0.12)  $     (0.12)  $     (0.24)
                                                         ============  ============  ============  ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                            Six Months Ended December 31,
                                                                           ------------------------------
                                                                               2004             2003
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$ (1,723,000)    $ (2,356,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Write-off of accrued interest on notes receivable.....................           -           48,000
     Fair value adjustment of derivative...................................           -          394,000
     Stock based compensation..............................................     483,000          602,000
     Depreciation and amortization.........................................      22,000           27,000
     Bad debt provision....................................................       4,000                -
Changes in:
     Accounts receivable...................................................      16,000            3,000
     Accrued interest receivable...........................................           -           20,000
     Prepaid expenses and other current assets.............................      22,000           20,000
     Inventories...........................................................       3,000         (295,000)
     Accounts payable......................................................    (197,000)        (349,000)
     Accrued liabilities...................................................      19,000          (55,000)
     Customer deposits.....................................................      43,000          (22,000)
                                                                           -------------    -------------
          Net cash used in operating activities............................  (1,308,000)      (1,963,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........      (2,000)          (2,000)
     Collections on notes receivable.......................................           -           68,000
     Capital expenditures..................................................    (185,000)          (2,000)
                                                                           -------------    -------------
          Net cash provided by (used in) investing activities..............    (187,000)          64,000
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................           -        2,555,000
    Expenses of offerings..................................................           -         (259,000)
    Preferred stock dividends paid.........................................           -          (28,000)
    Exercise of stock options..............................................           -           38,000
    Proceeds from subscriptions receivable.................................      40,000                -
    Proceeds from exercise of common stock warrants........................   1,058,000                -
    Expense of warrant exercise............................................      (3,000)               -
    Proceeds (repayments) of loans from related parties....................           -          (80,000)
                                                                           -------------    -------------
          Net cash provided by financing activates.........................   1,095,000        2,226,000
                                                                           -------------    -------------
Increase (decrease) in cash................................................    (400,000)         327,000
Cash, beginning of period..................................................     860,000           32,000
                                                                           -------------    -------------
Cash, end of period........................................................$    460,000     $    359,000
                                                                           =============    =============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                                  (Unaudited)
                                                                            Six Months Ended December 31,
                                                                           ------------------------------
                                                                               2004             2003
                                                                           -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest................................................$          -     $          -

Supplemental schedule of non-cash investing and financing activities:
Conversion of inventory to depreciable assets for advertising program......$          -     $      6,000
Issuance of common stock and warrants for services to the company..........$    318,000     $  2,564,000
Dividends payable on preferred stock.......................................$     18,000     $     16,000
Subscriptions receivable for exercise of warrants..........................$     71,000     $          -
Write-off of notes receivable against reserve..............................$          -     $    177,000
Conversion of 605,000 shares of preferred stock to common stock in 2004....$          -     $          -
Issuance of common stock in payment of dividends on preferred stock........$     26,000     $          -
Issuance of common stock for legal fee in connection with stock offering...$     24,000     $          -
Expense of warrant exercise offset against subscription receivable.........$    126,000     $          -
Issuance of warrants in connection with amendment to financial consulting
     agreement.............................................................$    143,000     $          -
Dividend of subsidiary common stock to the Company's common stockholders...$     33,000     $          -

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2004.

     At December 31, 2004 the Company's ability to continue as a going concern, for the reasons outlined on the 10-KSB filed for the year ended June 30, 2004, still existed. During the six months ended December 31, 2004 the Company successfully obtained external financing through exercise of warrants and plans to continue to raise capital through the sale or exercise of equity securities on a just in time basis.


NOTE B - SUBSCRIPTIONS RECEIVABLE

     At December 31, 2004 a part of subscriptions receivable in the amount of $6,000 is reported as a current asset since such amount represented a receivable for exercise of warrants that has been subsequently collected prior to the issuance of the financial statements.


NOTE C - INVENTORIES

     Inventories consist of the following at December 31, 2004:

          Raw materials ........................................... $    52,000
          Work in progress ........................................      39,000
                                                                    ------------
                                                                    $    91,000
                                                                    ============

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 (Unaudited)

NOTE D - PROPERTY, EQUIPMENT, AND BILLBOARD COOLERS

     Property, equipment, and billboard coolers is summarized as follows at December 31, 2004:

          Billboard coolers, including parts....................... $   951,000
          Furniture and fixtures ..................................      36,000
          Equipment- office .......................................     102,000
          Machinery and equipment .................................     128,000
          Rental units ............................................       9,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,249,000
          Less accumulated depreciation ...........................     278,000
                                                                    ------------
                                                                    $   971,000
                                                                    ============

NOTE E- DEFERRED PAYABLE

     At December 31, 2004, the deferred payable in the amount of $473,000 represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.


NOTE F - COMMITMENTS AND CONTINGENCIES

1).  Employment Agreement
     --------------------
     During December 2004 the Company entered into a three year employment contract, effective January 2005, with an officer of the Company's Aquacell Media, Inc. subsidiary. The contract calls for a signing bonus of 50,000 shares of common stock of the Company and a minimum annual salary of $125,000.

2).  Other
     -----
     During December 2004 the Company announced that it would spinoff of its Aquacell Water, Inc. subsidiary, an inactive company, to its common stockholders of record on January 3, 2005, on a share for share basis. In connection with the spinoff it is anticipated that Aquacell Water will acquire Water Science Technologies, Inc., a wholly owned subsidiary of the Company.


NOTE G - EQUITY TRANSACTIONS

     During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. These shares were valued at $66,000 based upon closing market price at the date of issuance. Such amount will be amortized to expense over the remaining term of the agreement. Amortization amounted to $11,000 for the six months ended December 31, 2004.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 (Unaudited)

NOTE G - EQUITY TRANSACTIONS -(continued)

During August 2004 the Company issued 50,000 common stock purchase warrants at a price of $.66 per share in connection with performance under an existing consulting agreement. These warrants were valued at $25,000 utilizing the Black Scholes valuation method. Such amount will be amortized over a period of 31 months. Amortization amounted to $4,000 for the six months ended December 31, 2004.

During September 2004 the Company issued an aggregate of 457,000 shares of common stock in connection with the exercise of 457,000 common stock purchase warrants issued in previously completed private placements. Warrants with exercise prices of $2.00 and $4.00 were repriced to $.70 and $.56. The Company realized gross proceeds of $286,000 and expenses were $32,000 in connection with the exercise. New common stock purchase warrants were issued for 247,000 shares of common stock exercisable at $.90 per share and 210,000 shares of common stock exercisable at $.95 per share and an additional 210,000 shares of common stock exercisable at $4.00 per share.

During October and November 2004 the Company issued an aggregate of 693,000 shares of common stock in connection with the exercise of 693,000 common stock purchase warrants issued in previously completed private placements. Warrants with exercise prices ranging from $.80 to $4.00 were repriced to prices ranging from $.55 to $.68. The Company realized gross proceeds of $434,000 and expenses were $43,000 in connection with the exercise. New common stock purchase warrants were issued for 600,000 shares of common stock exercisable at $.80 per share and 93,000 shares of common stock exercisable at $.90 per share.

During November 2004 the Company amended an August 2003 consulting agreement to provide for additional compensation of 300,000 common shares. These shares were valued at $177,000 bases upon closing market price at the date of issuance. The original agreement was extended for a two year period and the remaining aggregate deferred compensation in the amount of $410,632 will be amortized to expense over the remaining term of the agreement. Amortization amounted to $17,000 for the six months ended December 31, 2004.

During November 2004 the Company amended an August 2003 nonexclusive finders arrangement to provide for the issuance of 225,000 common stock purchase warrants at an exercise price of $.85 per share. These warrants were valued at $143,000 utilizing the Black-Scholes valuation method and have been charged to Additional Paid-In Capital as a cost of raising capital.

During November 2004 the Company issued 40,000 shares of common stock in payment of legal fees in connection with the January 2005 filing of a registration statement. The shares were valued at $24,000 based upon the closing market price at the date of issuance.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 (Unaudited)

NOTE G - EQUITY TRANSACTIONS -(continued)

     During December 2004 the Company issued an aggregate of 974,000 shares of common stock in connection with the exercise of 974,000 common stock purchase warrants issued in previously completed private placements. Warrants with exercise prices ranging from $1.75 to $4.00 were repriced to $.55. The Company realized gross proceeds of $536,000 and expenses were $54,000 in connection with the exercise. New common stock purchase warrants were issued for 974,000 shares of common stock exercisable at $.75. In connection with the transaction 301,000 warrants were repriced from $2.00 and $4.00 to $1.00.

     During December 2004 605,000 shares of class A preferred stock were converted into 605,000 shares of common stock.

     During December 2004 the Company issued an aggregate of 35,000 shares of common stock in payment of dividends on preferred stock in the amount of $26,000 for the quarters ended June 2004, September 2004 and December 2004.

     During December 2004 the Company issued 50,000 shares of common stock in connection with an employment agreement. These shares were valued at $20,000 based upon the closing market price at the date of issuance. Such amount will be amortized over the term of the employment agreement commencing January 2005.

     During December 2004 the Company issued 100,000 common stock purchase warrants at a price of $.40 per share in connection with two consulting agreements. These warrants were valued at $30,000 utilizing the Black Scholes valuation method. Such amount will be amortized over a five year period. No amortization was recorded during the six months ended December 31, 2004.


NOTE H - SPINOFF OF AQUACELL WATER, INC.

     Aquacell Water, Inc. is an inactive company without assets, liabilities or operations. Accordingly the spinoff will have no material effect on our financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2004 (Unaudited)

NOTE I - OTHER COSTS AND EXPENSES

     Other costs and expenses consisted of the following:

                                                   Six Months Ended December 31,
                                                   -----------------------------
                                                       2004             2003
                                                   ------------     ------------
          Rent.................................... $    98,000      $    78,000
          Telephone and utilities.................      32,000           34,000
          Travel..................................      42,000           24,000
          Business promotion........ .............      51,000           67,000
          Insurance...............................      73,000           52,000
          Vehicle expenses........................      48,000           53,000
          Listing fees............................      28,000           23,000
          Exchange fees, transfer agent fees and
              investor fees and expenses..........      35,000           32,000
          Office expenses, postage and supplies...      47,000           46,000
          Other expenses..........................     176,000          167,000
                                                   ------------     ------------
                                                   $   630,000      $   576,000
                                                   ============     ============

NOTE J - CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentration of credit risk consists of cash. Such amounts are in excess of FDIC insurance limits.


NOTE K- SUBSEQUENT EVENTS

     During January 2005 the Company issued an aggregate of 100,000 common shares in connection with the exercise of outstanding warrants. The Company realized gross proceeds of $55,000 in connection with the exercise of warrants repriced from $.80 to $.55.

     During January 2005 the Company entered into a three year consulting agreement with a company owned by an officer of the Company's Aquacell Media, Inc. subsidiary. This officer also has an employment agreement with the Company (see Note F1). The agreement calls for payment of cash compensation for water cooler placements and/or for securing advertisers. Such commissions will be paid from advertising revenues collected. In addition the consultant may earn up to 150,000 warrants for securing new locations for coolers.

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

     During the six months ended December 31, 2004 the Company raised net equity of $1,127,000 to enable the Company to move forward with the "Message On The Bottle" advertising program through our Aquacell Media subsidiary. Aquacell Media installs our patented Aquacell 1000 Bottled Water Cooler Systems free of charge into various locations while retaining ownership of the coolers. Revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle, as well as on the cup holder.

     During the six months ended December 31, 2004, we commenced the initial rollout of installations in Rite Aid stores, the nation's third largest drug store chain with more than 3000 locations. Under the five year agreement, signed in October 2004 the Company installs its Aquacell 1000 coolers at no cost to Rite Aid, and sells the advertising space on the bottle band.

     While securing advertisers is important to the success of our advertising program - as it is the source of revenue generation, securing locations, or "real estate", for the coolers is a critical first-step. Unlike other in-store advertising mechanisms, we actually own a piece of "real estate" in the stores for a five-year period, the intrinsic value of which cannot be measured. Having begun this program less than a year ago, we believe we have made remarkable progress in securing retail locations for our water cooler systems.

     Aquacell Media has installed Aquacell 1000 systems on a test basis into other stores including the nationwide drug chain CVS and Winn Dixie supermarkets, as well as smaller regional drug and grocery chain stores.

     During the quarter ended December 31, 2004, we secured our first advertiser, Unilever, one of the world's largest consumer products companies. This inaugural program is for Dove(R) Cool Moisture body wash and bar soap.
The cooler advertising program is coinciding with the initial launch of this new product commencing February 2005, where Unilever saw a natural tie-in of utilizing our water cooler billboard to portray the refreshment attribute of Dove Cool Moisture. The Dove Cool Moisture advertising is displayed on our coolers in select Rite Aid stores nationwide, as well as on coolers installed in Duane Reade drug stores in the New York Metropolitan area.

     In January 2005, we announced the hiring of Michael Dougherty as President of our AquaCell Media subsidiary. Mr. Dougherty spent over 30 years with Unilever, where he established programs with Advantage Sales and Marketing, the nation's leading sales and marketing agency for suppliers of food products and consumer goods. Mr. Dougherty will leverage his experience and relationship with Advantage, to facilitate both location placements and advertisers for our "Message On The Bottle" program.

     In December 2004, we were notified by the American Stock Exchange that the Amex accepted the Company's 18-month plan (the "Plan") for continued listing, in connection with the Amex's listing requirements, following receipt of notification of non-compliance with the Amex's minimum stockholder equity requirement. The Plan was evaluated and accepted by the Amex, indicating that the Company made a reasonable demonstration of an ability to regain compliance with the continued listing standards within the allotted time frame.

     We believe that maintaining our listing on the American Stock Exchange is very important for our stockholders and believe we will meet our objectives over the next year and a half to comply with the Exchange's requirements.

     In December 2004, the Company announced it was spinning off its Aquacell Water subsidiary to AquaCell Technologies stockholders, who will receive one share of common stock in Aquacell Water for every share of common stock held in AquaCell Technologies. Aquacell Water will operate as a holding company to acquire companies in the water industry with the first acquisition to be Water Science Technologies, Inc. (WST), currently a wholly owned subsidiary of AquaCell Technologies. The pay date for the shares will coincide with the effectiveness of the Aquacell Water registration statement which is intended to be filed with the Securities and Exchange Commission in the first quarter of the calendar year.

     During the six months ended December 31, 2004 we continued to incur non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a continuing benefit to the Company and its stockholders for the future growth of the Company. Such charges were $483,000.

Critical Accounting Policies

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our condensed consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

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

     Income taxes:

     The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than no that some portion or all of the deferred tax assets will not be realized.

     Long-lived assets:

     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2004 that impairment, where appropriate, was recorded in the financial statements.


Results of Operations

     During the six months ended December 31, 2004 on a consolidated basis, revenues were $310,000 as compared to $401,000 for the similar period of the preceding year, resulting primarily from a decrease in sales by our WST subsidiary, and cost of sales was 65% for the six months ended December 31, 2004 as compared to 69% for the same period of the prior year. The decrease in cost of sales percentage resulted from a lower contribution to total revenues by our WST subsidiary which operates at a higher cost of sales percentage.

     Net loss on a consolidated basis, attributable to common stockholders, for the six months ended December 31, 2004 decreased to $1,741,000 or $0.12 per share, as compared to $2,388,000 or $.24 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the decrease in stock based compensation in the amount of $119,000, a fair value adjustment of a derivative in the amount of $394,000, and write-off of accrued interest on notes receivable in the amount of $48,000.

     Salaries and wages decreased by $117,000 for the six months ended December 31, 2004 over the prior year resulting primarily from bonuses paid in the prior year. Legal, accounting and other professional expenses increased by approximately $11,000 for the six months ended December 31, 2004 resulting primarily from a professional fee paid for one-time consulting services. Consulting fees and expenses in connection with the research and development of new business opportunities decreased by $21,000 for the six months ended December 31, 2004 primarily because these fees and expenses were utilized in the installations of our billboard coolers during the quarter ended December 31, 2004 and were capitalized as part of the asset cost. Stock based compensation decreased by $119,000 to $483,000 for the six months ended December 31, 2004 resulting from a direct write-off of certain warrants issued during the prior year. Other selling, general and administrative expenses, increased by approximately $56,000 to $630,000 for the six months ended December 31, 2004. Current period expenses consisted primarily of rent - $98,000, telephone and utilities- $32,000, travel- $42,000, business promotion- $51,000, insurance- $73,000, and vehicle expenses-$48,000.


Liquidity and Capital Resources

     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It will continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,127,000 through the exercise of warrants to purchase common shares during the six months ended December 31, 2004. The Company has continued to pursue the placement of our water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle as outlined in the Overview section of Management's Discussion.

     The spinoff of our Aquacell Water, Inc. subsidiary will have no material effect on the financial statements because this is an inactive company without assets, liabilities or operations.

     Cash used by operations during the six months ended December 31, 2004 amounted to $1,308,000. Net loss of $1,723,000 was reduced by non-cash stock based compensation in the amount of $483,000, depreciation and amortization of $22,000 and a bad debt provision of $4,000. Cash used by operations was further increased by a decrease in accounts payable in the amount of $197,000. Net loss was further decreased by net changes in prepaid expenses, accrued liabilities, customer deposits, accounts receivable and inventories aggregating $103,000.

     Cash used by investing activities during the six months ended December 31, 2004 represented capital expenditures in the amount of $185,000 primarily for billboard coolers and by payments on notes issued for the purchase of equipment in the amount of $2,000.

     Cash provided by financing activities was approximately $1,095,000. Proceeds from sales of common stock purchase warrants amounted to $1,055,000 net of expenses of $3,000. Proceeds from subscriptions receivable were $40,000.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $10,350,000 if exercised. As of

December 31, 2004 250,000 warrants generating $42,000 were in the money and 6,038,000 warrants generating $10,308,000 were out of the money. Historically, the Company has repriced out of the money warrants to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

     Management believes that its present cash position combined with subsequent equity raises and conversion of warrants and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

                           PART II.   OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended December 2004 the Registrant sold 857,478 shares of common stock upon exercise of Common Stock Purchase Warrants to 6 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and
Section 4(2) of the Securities Act of 1933, as amended. New Common Stock Purchase Warrants were issued to the investors at prices ranging from $.75 to $.90.


ITEM 3.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB certain matters were submitted to a vote of security holders through the solicitation of proxies:

     a) The Company held its annual meeting of stockholders on December 7, 2004.

     b) One matter voted upon at the meeting was the election of one Company director, to wit, Gary S. Wolff. The Company's four other directors, namely Karen B. Laustsen, Dr. William DiTuro, James C Witham, and Glenn A. Bergenfield continued in office after the meeting.

     c) Additional matter voted upon at the meeting was the appointment of Wolinetz, Lafazan & Company, PC as the Company's independent auditors. With respect to the election of Mr. Wolff as director, he received 12,888,647 votes with 79,604 votes withheld and no abstentions. Wolinetz, Lafazan & Company, PC was elected as the Company's independent auditors receiving 12,878,351 votes with 26,900 votes against and 63,000 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits.

         31.1   CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         31.2   CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         32.0   Certification Pursuant to 18 U.S.C. Section 1350

     B.  Reports on Form 8-K.

         During te period covered by this Form 10-QSB the following report of Form 8-K was filed:
         December 3, 2004 - American Stock Exchange Notifications


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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: February 14, 2005
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------

  31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  32.0  Certification Pursuant to 18 U.S.C. Section 1350