Form 10QSB
period 2005-03-31
AQUACELL TECHNOLOGIES INC
filed 2005-05-16
CIK 1114655

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2005.

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

                          Common Stock, $.001 par value
             18,880,465 shares outstanding as of May 16, 2005.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 1O-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of March 31, 2005.......... 1

           Condensed Consolidated Statements of Operations for the
           three and nine month periods ended March 31, 2005 and 2004......... 2

           Condensed Consolidated Statements of Cash Flow for the
           nine month periods ended March 31, 2005 and 2004................... 3

           Notes to Condensed Consolidated Financial Statements............... 5

Item 2.    Management's Discussion and Analysis...............................12
           Forward-Looking Statements.........................................12
           Overview...........................................................12
           Critical Accounting Policies.......................................13
           Results of Operations..............................................15
           Liquidity and Capital Resources....................................15

                          PART II - OTHER INFORMATION

Item 2(C). Sales of Unregistered Securities...................................16

Item 3.    Controls and Procedure.............................................17

Item 4.    Submission of Matters to a Vote of Security Holders................17

Item 6.    Exhibits and Reports on Form 8-K...................................17

Signature.....................................................................17

Index to Exhibits.............................................................18

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $    80,000
     Subscription receivable.......................................       2,000
     Accounts receivable, net of allowance of $47,000..............      93,000
     Inventories...................................................      80,000
     Prepaid expenses and other current assets.....................      37,000
                                                                    ------------
          Total current assets.....................................     292,000
                                                                    ------------
Property, equipment and billboard coolers, net.....................   1,131,000
                                                                    ------------
Other assets:
     Goodwill......................................................     824,000
     Patents, net..................................................      60,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     900,000
                                                                    ------------
                                                                    $ 2,323,000
                                                                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................. $   516,000
     Accrued liabilities...........................................     832,000
     Preferred stock dividend payable..............................       1,000
     Dividend payable..............................................      33,000
     Customer deposits.............................................      81,000
     Unearned income...............................................      10,000
     Current portion of deferred payable-derivative................      24,000
                                                                    ------------
          Total current liabilities................................   1,497,000

Deferred payable-derivative, net of current portion................     449,000
                                                                    ------------
          Total liabilities........................................   1,946,000
                                                                    ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - Class A, par value $.00l;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   18,413,464 shares issued and outstanding........................      18,000
Additional paid-in capital.........................................  22,208,000
Accumulated deficit................................................ (20,156,000)
                                                                    ------------
                                                                      2,070,000
Subscription receivable............................................     (64,000)
Unamortized deferred compensation..................................  (1,629,000)
                                                                    ------------
          Total stockholders' equity...............................     377,000
                                                                    ------------
                                                                    $ 2,323,000
                                                                    ============
           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                  March 31,
                                                         --------------------------  --------------------------
                                                             2005          2004          2005          2004
                                                         ------------  ------------  ------------  ------------
Revenue:
     Net sales...........................................$   271,000   $   117,000   $   581,000   $   518,000
     Advertising revenue.................................     20,000             -        20,000             -
                                                         ------------  ------------  ------------  ------------
                                                             291,000       117,000       601,000       518,000
                                                         ------------  ------------  ------------  ------------

Cost and expenses:
     Cost of sales.......................................    152,000        79,000       356,000       356,000
     Salaries and wages..................................    338,000       318,000       922,000     1,019,000
     Legal, accounting and other professional expenses...     72,000        42,000       183,000       142,000
     Stock based compensation............................    262,000       233,000       745,000       835,000
     Fair value adjustment of derivative.................          -       (72,000)            -       322,000
     Write-off of accrued interest on notes..............          -             -             -        48,000
     Other...............................................    339,000       451,000       990,000     1,087,000
                                                         ------------  ------------  ------------  ------------
                                                           1,163,000     1,051,000     3,196,000     3,809,000
                                                         ------------  ------------  ------------  ------------
Loss from operations before other income.................   (872,000)     (934,000)   (2,595,000)   (3,291,000)
                                                         ------------  ------------  ------------  ------------
Other income:
     Interest income.....................................          -         1,000             -         2,000
                                                         ------------  ------------  ------------  ------------
                                                                   -         1,000             -         2,000
                                                         ------------  ------------  ------------  ------------
Net loss for the period..................................$  (872,000)  $  (933,000)  $(2,595,000)  $(3,289,000)
                                                         ============  ============  ============  ============
Weighted average shares outstanding-
     basic and diluted................................... 17,906,000    12,274,000    16,046,000    10,768,000
                                                         ============  ============  ============  ============
Loss attributable to common stockholders:
     Net loss............................................$  (872,000)  $  (933,000)  $(2,595,000)  $(3,289,000)
     Preferred stock dividends...........................      1,000         9,000        19,000        41,000
                                                         ------------  ------------  ------------  ------------
     Loss attributable to common stockholders............$  (873,000)  $  (942,000)  $(2,614,000)  $(3,330,000)
                                                         ============  ============  ============  ============
     Net loss per common share...........................$     (0.05)  $     (0.08)  $     (0.16)  $     (0.31)
                                                         ============  ============  ============  ============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                             Nine Months Ended March 31,
                                                                           ------------------------------
                                                                               2005             2004
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$ (2,595,000)    $ (3,289,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Write-off of accrued interest on notes receivable.....................           -           48,000
     Fair value adjustment of derivative...................................           -          322,000
     Stock based compensation..............................................     745,000          835,000
     Depreciation and amortization.........................................      41,000           42,000
     Bad debt provision....................................................       4,000                -
Changes in:
     Accounts receivable...................................................     (46,000)          30,000
     Accrued interest receivable...........................................           -           19,000
     Prepaid expenses and other current assets.............................      16,000           85,000
     Inventories...........................................................      14,000         (467,000)
     Accounts payable......................................................     (72,000)        (397,000)
     Accrued liabilities...................................................     126,000           71,000
     Customer deposits.....................................................      20,000           15,000
     Unearned income.......................................................      10,000                -
     Other.................................................................      (1,000)           4,000
                                                                           -------------    -------------
          Net cash used in operating activities............................  (1,738,000)      (2,682,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........      (3,000)          (3,000)
     Collections on notes receivable.......................................           -           68,000
     Capital expenditures..................................................    (359,000)         (10,000)
                                                                           -------------    -------------
          Net cash provided by (used in) investing activities..............    (362,000)          55,000
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................     170,000        3,205,000
    Expenses of offerings..................................................           -         (305,000)
    Preferred stock dividends paid.........................................           -          (44,000)
    Exercise of stock options..............................................           -           44,000
    Proceeds from subscriptions receivable.................................      40,000                -
    Proceeds from exercise of common stock warrants........................   1,113,000                -
    Expense of warrant exercise............................................      (3,000)               -
    Proceeds (repayments) of loans from related parties....................           -          (80,000)
                                                                           -------------    -------------
          Net cash provided by financing activates.........................   1,320,000        2,820,000
                                                                           -------------    -------------
Increase (decrease) in cash................................................    (780,000)         193,000
Cash, beginning of period..................................................     860,000           32,000
                                                                           -------------    -------------
Cash, end of period........................................................$     80,000     $    225,000
                                                                           =============    =============

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                                  (Unaudited)
                                                                             Nine Months Ended March 31,
                                                                           ------------------------------
                                                                               2005             2004
                                                                           -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest................................................$          -     $          -

Supplemental schedule of non-cash investing and financing activities:
Conversion of inventory to depreciable assets for advertising program......$          -     $      6,000
Issuance of common stock and warrants for services to the company..........$    294,000     $  2,707,000
Dividends payable on preferred stock.......................................$     19,000     $      9,000
Subscriptions receivable for exercise of warrants..........................$     66,000     $          -
Write-off of notes receivable against reserve..............................$          -     $    177,000
Issuance of common stock in payment of dividends on preferred stock........$     26,000     $          -
Issuance of common stock for legal fee in connection with stock offering...$     24,000     $          -
Expense of warrant exercise offset against subscription receivable.........$    134,000     $          -
Dividend of subsidiary common stock to the Company's common stockholders...$     33,000     $          -
Accrued legal fees paid as consideration for warrant exercise..............$          -     $     33,000
Legal fees prepaid as consideration for warrant exercise...................$          -     $     19,000
Conversion of 605,000 shares of Class A preferred stock into
   605,000 shares of common stock..........................................$      1,000     $          -

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2004.

     At March 31, 2005 the Company's ability to continue as a going concern, for the reasons outlined on the 10-KSB filed for the year ended June 30, 2004, still existed. During the nine months ended March 31, 2005 the Company successfully obtained external financing through exercise of warrants and plans to continue to raise capital through the sale or exercise of equity securities on a just in time basis.

Advertising Revenues:

     Revenues from advertising on billboard coolers are recognized during the periods for which the advertisements are placed. Unearned advertising revenues reflect that portion of revenues billed but not earned in the period.

Reclassifications:

     Certain items in these financial statements have been reclassified to conform to the current period presentation.

New Accounting Pronouncements:

     In December 2004, the FASB issued SFAS NO. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of January 1, 2006. The adoption of this pronouncement is not expected to have a material effect on the Company's financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE B - SUBSCRIPTIONS RECEIVABLE

     At March 31, 2005 a part of subscriptions receivable in the amount of $2,000 is reported as a current asset since such amount represented a receivable for exercise of warrants that has been subsequently collected prior to the issuance of the financial statements.


NOTE C - INVENTORIES

     Inventories consist of the following at March 31, 2005:

          Raw materials ........................................... $    55,000
          Work in progress ........................................      25,000
                                                                    ------------
                                                                    $    80,000
                                                                    ============


NOTE D - PROPERTY, EQUIPMENT, AND BILLBOARD COOLERS

     Property, equipment, and billboard coolers is summarized as follows at March 31, 2005:

          Billboard coolers, including parts....................... $ 1,123,000
          Furniture and fixtures ..................................      36,000
          Equipment- office .......................................     102,000
          Machinery and equipment .................................     130,000
          Rental units ............................................       9,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,423,000
          Less accumulated depreciation ...........................     292,000
                                                                    ------------
                                                                    $ 1,131,000
                                                                    ============

     Depreciation expense was $25,000 and $26,000 for the nine months ended March 31, 2005 and 2004 respectively.


NOTE E - ACCRUED LIABILITIES

     At March 31, 2005 the accrued liabilities consisted of unpaid officers' salaries of $118,000, payroll taxes withheld by the Company of $142,000 and by the subsidiaries of $237,000, accrued payroll taxes of $28,000 owed by the Company and $100,000 owed by the subsidiaries and other accrued liabilities of $207,000. At March 31, 2005 two tax liens have been filed; one Federal tax lien against the Company in the amount of $53,000 and a state tax lien against an inactive subsidiary in the amount of $26,000.


NOTE F - UNEARNED INCOME

     At March 31, 2005 the unearned income of $10,000 represented the portion of our advertising revenue that was attributable to a period subsequent to the date of the financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE G - DEFERRED PAYABLE

     At March 31, 2005 the deferred payable in the amount of $473,000 represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.


NOTE H - COMMITMENTS AND CONTINGENCIES

1).  Employment Agreement
     --------------------
     During December 2004 the Company entered into a three year employment contract, effective January 2005, with an officer of the Company's Aquacell Media, Inc. subsidiary. The contract calls for a signing bonus of 50,000 shares of common stock of the Company, valued at $20,000, and a minimum annual salary of $125,000.

2).  Consulting Agreement
     --------------------
     During January 2005 the Company entered into a three year consulting agreement with a company owned by an officer of the Company's Aquacell Media, Inc. subsidiary. This officer also has an employment agreement with the Company (see Note H1). The agreement calls for payment of cash compensation for water cooler placements and/or for securing advertisers. Such commissions will be paid from advertising revenues collected. In addition the consultant may earn up to 150,000 warrants for securing new locations for coolers.

3).  Other
     -----
     During December 2004 the Company announced that it would spinoff of its Aquacell Water, Inc. subsidiary, an inactive company, to its common stockholders on a share for share basis. In connection with the spinoff it is anticipated that Aquacell Water will acquire Water Science Technologies, Inc., a wholly owned subsidiary of the Company.


NOTE I - EQUITY TRANSACTIONS

     During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. These shares were valued at $66,000 based upon closing market price at the date of issuance. Such amount will be amortized to expense over the remaining term of the agreement. Amortization amounted to $17,000 for the nine months ended March 31, 2005.

     During August 2004 the Company issued 50,000 common stock purchase warrants at a price of $.66 per share in connection with performance under an existing consulting agreement. These warrants were valued at $25,000 utilizing the Black Scholes valuation method. Such amount will be amortized over a period of 31 months. Amortization amounted to $6,000 for the nine months ended March 31, 2005.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE I - EQUITY TRANSACTIONS -(continued)

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

     During November 2004 the Company amended an August 2003 consulting agreement to provide for additional compensation of 300,000 common shares. These shares were valued at $177,000 bases upon closing market price at the date of issuance. The original agreement was extended for a two year period and the remaining aggregate deferred compensation in the amount of $410,632 will be amortized to expense over the remaining term of the agreement. Amortization amounted to $51,000 for the nine months ended March 31, 2005.

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

                            March 31, 2005 (Unaudited)

NOTE I - EQUITY TRANSACTIONS -(continued)

     During December 2004 the Company issued an aggregate of 35,000 shares of common stock in payment of dividends on preferred stock in the amount of $26,000 for the quarters ended June 2004, September 2004 and December 2004.

     During December 2004 the Company issued 50,000 shares of common stock in connection with an employment agreement. These shares were valued at $20,000 based upon the closing market price at the date of issuance. Such amount was charged to operations in the current period.

     During December 2004 the Company issued 100,000 common stock purchase warrants at a price of $.40 per share in connection with two consulting agreements. These warrants were valued at $30,000 utilizing the Black Scholes valuation method. Such amount will be amortized over a five year period. Amortization of $2,000 was recorded during the nine months ended March 31, 2005.

     During January 2005 the Company issued an aggregate of 100,000 shares of common stock in connection with the exercise of 100,000 common stock purchase warrants issued in previously completed private placements. Warrants with an exercise price of $.80 were repriced to $.55. The Company realized gross proceeds of $55,000 and expenses were $5,000 in connection with the exercise. New common stock purchase warrants were issued for 100,000 shares of common stock exercisable at $.75.

     During March 2005 the Company completed a private placement of 566,667 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 and one common stock purchase warrant exercisable at $.75 per share. The warrant contains a call feature. The Company received proceeds of $175,000 and there were no expenses incurred.


NOTE J - SPINOFF OF AQUACELL WATER, INC.

     Aquacell Water, Inc. is an inactive company without assets, liabilities or operations. Accordingly the spinoff will have no material effect on our financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE K - OTHER COSTS AND EXPENSES

     Other costs and expenses consisted of the following:

                                                    Nine Months Ended March 31,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------      ------------
         Rent.................................... $   153,000      $   126,000
         Telephone and utilities.................      47,000           50,000
         Travel..................................      57,000           46,000
         Business promotion........ .............      78,000          184,000
         Consulting fees and expenses............      50,000          100,000
         Insurance...............................      90,000           77,000
         Vehicle expenses........................      71,000           78,000
         Listing fees............................      28,000           23,000
         Exchange fees, transfer agent fees and
             investor fees and expenses..........      47,000           43,000
         Office expenses, postage and supplies...      92,000           72,000
         Other expenses..........................     277,000          288,000
                                                  ------------     ------------
                                                   $  990,000      $ 1,087,000
                                                  ============     ============

NOTE L - SEGMENT DATA

     The Company has two reportable segments; water systems and related products and advertising.

     The following table presents information about the Company's business segments as of and for the three and nine months ended March 31, 2005:

                                   Three Months Ended                         Nine Months Ended
                                     March 31, 2005                             March 31, 2005
                               --------------------------                 --------------------------
                               Water Systems                              Water Systems
                                and Related                                and Related
                                  Products    Advertising     Total          Products    Advertising     Total
                               -------------  -----------  -----------   -------------  -----------  ------------
Net revenue....................$    271,000   $   20,000   $  291,000     $    581,000   $   20,000   $   601,000
Loss from operations...........$   (493,000)  $ (379,000)  $ (872,000)    $ (1,604,000)  $ (991,000)  $(2,595,000)
Stock based compensation.......$    217,000   $   45,000   $  262,000     $    653,000   $   92,000   $   745,000
Depreciation and amortization..$      3,000   $   16,000   $   19,000     $     18,000   $   23,000   $    41,000
Identifiable assets............$  1,052,000   $1,271,000   $2,323,000     $  1,052,000   $1,271,000   $ 2,323,000

     Segment accounting was not applicable to the year ended June 30, 2004.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE M - SUBSEQUENT EVENTS

     During April 2005 the Company completed a private placement of 416,667 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 and one common stock purchase warrant exercisable at $.75 per share. The Company received proceeds of $125,000 and there were no expenses incurred.

     During April 2005 the Company issued 50,000 shares of common stock in connection with the exercise of 50,000 common stock warrants. Warrants with an exercise price of $.90 were repriced to $.32. The Company realized gross proceeds of $16,000 and expenses were $2,000 in connection with the exercise. New common stock purchase warrants were issued for 50,000 shares of common stock exercisable at $.75 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

     When used in this Form 10-QSB and in future filings by the Company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the Company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


Overview

     The following discussions and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes presented following the condensed consolidated financial statements. The discussion of results, causes and trends should not be constructed to imply any conclusion that such results or trends will necessarily continue in the future.

     During the nine months ended March 31, 2005 the Company raised net equity of $1,320,000 to enable the Company to move forward with the "Message On The Bottle" advertising program through our Aquacell Media subsidiary. Aquacell Media installs our patented Aquacell 1000 Bottled Water Cooler Systems free of charge into various locations while retaining ownership of the coolers. Revenue is generated through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle, as well as on the cup holder.

     During the nine months ended March 31, 2005, we commenced the initial rollout of installations in Rite Aid stores, the nation's third largest drug store chain with more than 3000 locations. Under the five-year agreement, signed in October 2004 the Company installs its Aquacell 1000 coolers at no cost to Rite Aid, and sells the advertising space on the bottle band.

     During the quarter ended March 31, 2005 we generated our first advertising revenues with an inaugural promotion for Unilever's Dove(R) Cool Moisture body
wash and bar soap.   The Dove Cool Moisture advertising was displayed on our
coolers in select Rite Aid stores nationwide, as well as on coolers installed in Duane Reade drug stores in the New York Metropolitan area. In a report the Company received from Unilever, the cooler advertising provided a 34% sales lift for the Dove Cool Moisture products, validating the value of the "Message on the Bottle" advertising. The test compared sales of Dove Cool Moisture in the 100 Duane Reade stores in the greater NY area that have our water coolers installed with a Dove Cool Moisture advertising band on the permanently attached five-gallon bottle, to all other Duane Reade stores without cooler advertising. The data was gathered over a four-week period from Duane Reade's cash register scanners. Sales of Dove Cool Moisture increased steadily in all stores; however, the stores with "Message on the Bottle" advertising had consistently higher sales of both bar soap and body wash, averaging 34% higher than stores without cooler advertising. The cooler advertising was the only variable in the test.

     While securing advertisers is important to the success of our advertising program, as it is the source of revenue generation, securing locations, or "real estate", for the coolers is a critical first-step. Unlike other in-store advertising mechanisms, we actually own a piece of "real estate" in the stores for a five-year period, the intrinsic value of which cannot be measured.

     Aquacell Media has installed Aquacell 1000 systems on a test basis into other stores including the nationwide drug chain CVS and Winn Dixie supermarkets, as well as smaller regional drug and grocery chain stores. We anticipate finalizing agreements with these and other chain retailers in the near future.

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

     In December 2004, the Company announced it was spinning off its Aquacell Water subsidiary to AquaCell Technologies stockholders, who will receive one share of common stock in Aquacell Water for every share of common stock held in AquaCell Technologies. Aquacell Water is currently an inactive company without assets, liabilities or operations. Aquacell Water will operate as a holding company to acquire companies in the water industry with the first acquisition expected to be Water Science Technologies, Inc. (WST), currently a wholly owned subsidiary of AquaCell Technologies. The pay date for the shares will coincide with the effectiveness of the Aquacell Water registration statement, which we intend to file with the Securities and Exchange Commission no later than the first quarter of our fiscal year.

     During the nine months ended March 31, 2005 we continued to incur non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a continuing benefit to the Company and its stockholders for the future growth of the Company. Such charges were $745,000 for the nine months.


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

     New Accounting Pronouncements:

     In December 2004, the FASB issued SFAS NO. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers - as of January 1, 2006. The adoption of this pronouncement in not expected to have a material effect on the Company's financial statements.

Results of Operations

     During the nine months ended March 31, 2005 on a consolidated basis, revenues were $601,000 as compared to $518,000 for the similar period of the preceding year, resulting primarily from our initial advertising revenues of $20,000 and an increase in sales by our WST subsidiary of $83,000, and cost of sales was 59% for the nine months ended March 31, 2005 as compared to 69% for the same period of the prior year. The decrease in cost of sales percentage resulted from spreading manufacturing cost over an increased sales volume from our WST subsidiary.

     Net loss on a consolidated basis, attributable to common stockholders, for the nine months ended March 31, 2005 decreased to $2,614,000 or $0.16 per share, as compared to $3,330,000 or $.31 per share for the same period of the prior year. The decrease in the loss is primarily attributable to the decrease in stock based compensation in the amount of $90,000, a fair value adjustment of a derivative in the amount of $322,000, and write-off of accrued interest on notes receivable in the amount of $48,000.

     Salaries and wages decreased by $97,000 for the nine months ended March 31, 2005 over the prior year resulting primarily from bonuses paid in the prior year. Legal, accounting and other professional expenses increased by approximately $41,000 for the nine months ended March 31, 2005 resulting primarily from independent consulting services. Stock based compensation decreased by $90,000 to $745,000 for the nine months ended March 31, 2005 resulting from a direct write-off of certain warrants issued during the prior year. Other selling, general and administrative expenses, decreased by approximately $97,000 to $990,000 for the nine months ended March 31, 2005. Current period expenses consisted primarily of rent - $153,000, telephone and utilities- $47,000, travel- $57,000, business promotion- $78,000, insurance- $90,000, and vehicle expenses-$71,000.


Liquidity and Capital Resources

     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It intends to continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,320,000 through the exercise of warrants to purchase common shares and a private placement of common shares during the nine months ended March 31, 2005. The Company has continued to pursue the placement of our water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle as outlined in the Overview section of Management's Discussion.

     The spinoff of our Aquacell Water, Inc. subsidiary will have no material effect on the financial statements because this is an inactive company without assets, liabilities or operations.

     Cash used by operations during the nine months ended March 31, 2005 amounted to $1,738,000. Net loss of $2,595,000 was reduced by non-cash stock based compensation in the amount of $745,000, depreciation and amortization of $41,000 and a bad debt provision of $4,000. Cash used by operations was further increased by a decrease in accounts payable in the amount of $72,000 and an increase in accounts receivable of $46,000. Net loss was further decreased by an increase in accrued liabilities of $126,000 and by net changes in prepaid expenses, accrued liabilities, customer deposits, unearned income and inventories aggregating $59,000.

     Cash used by investing activities during the nine months ended March 31, 2005 represented capital expenditures in the amount of $359,000 primarily for billboard coolers and by payments on notes issued for the purchase of equipment in the amount of $3,000.

     Cash provided by financing activities was approximately $1,320,000. Proceeds from a private placement of common stock amounted to $170,000. Proceeds from sales of common stock purchase warrants amounted to $1,113,000 and expenses amounted to $3,000. Proceeds from subscriptions receivable were $40,000.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $10,750,000 if exercised. As of March 31, 2005 250,000 warrants generating $42,000 were in the money and 6,879,000 warrants generating $10,793,000 were out of the money. Historically, the Company has repriced out of the money warrants issued in connection with equity placements to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

     At March 31, 2005 two tax liens have been filed; one Federal tax lien against the Company in the amount of $53,000 and a state tax lien against an inactive subsidiary in the amount of $26,000. We are in negotiations to reach settlement agreements with the appropriate tax agencies. There are no assurances that these negotiations will result in successful agreements and the Company's assets could be subject to enforcement action.

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


                           PART II.   OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 2005 the Registrant sold 566,667 shares of common stock in a Private Placement to 3 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933, as amended. Common Stock Purchase Warrants were issued to the investors at an exercise price of $.75. In addition, the Registrant sold 100,000 shares of common stock upon exercise of Common Stock Purchase Warrants to 1 accredited investor pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933 as amended. New Common Stock Purchase Warrants were issued to the investor at an exercise price of $.75.

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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: May 16, 2005
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------

  31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  32.0  Certification Pursuant to 18 U.S.C. Section 1350