Form 10KSB/A
period 2004-06-30
AQUACELL TECHNOLOGIES INC
filed 2005-08-04
CIK 1114655

Changes are Blacklined (====)

--------------------------------------------------------------------------------

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB-A
                                             ==
                                 AMENDMENT NO. 1
                                 ===============
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2004

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

   At September 23, 2004 14,801,435 shares of issuer's Common Stock were outstanding.

--------------------------------------------------------------------------------

                                      PART I

ITEM 8A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report the Company carried out
     ======================================
an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e)
                                               =============================
adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls as of the date of their evaluation.
                                          =====