Form 10QSB/A
period 2004-09-30
AQUACELL TECHNOLOGIES INC
filed 2005-08-04
CIK 1114655

Changes are Blacklined (====)

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB-A
                                            ==
                                AMENDMENT NO. 1
                                ===============

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

                           PART I - FINANCIAL INFORMATION

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

     AquaCell has engaged several new marketing partners, including Beau Dietl
& Associates.  This organization has agreed to provide us with introductions to
               ================================================================
distribution channels and to potential advertisers on our coolers as well as
============================================================================
consulting on future promotional activities.  Our agreement runs through August,
================================================================================
2006.  Through this association, we retained the services of J. DeKama
=====
Associates.  Our consulting agreement with J. DeKama Associates, which runs
          =================================================================
through February 2007, provides for that organization to assist us in securing
==============================================================================
retail locations for our coolers and for securing potential advertisers.
========================================================================
Through J. DeKama Associates' efforts, we have signed consulting agreements
======================================
with former Unilever executives who have tapped into the services of Advantage Sales and Marketing. This network has been instrumental in assisting us in developing a wide variety of companies for both advertising and for placement of Aquacell 1000 coolers into retail locations. By utilizing these and other individuals who are responsible for payment of their own expenses, and who will receive cash compensation only upon the generation of revenues, we do not anticipate incurring any significant direct sales and marketing expenses in the rollout of this program.

     During the quarter ended September 30, 2004 we incurred non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a benefit to the Company and its shareholders for the growth of the Company.

     We are embarking on additional opportunities, including expansion of our "Message On The Bottle" advertising program into more diverse areas, such as
                                                                     =======
medical offices, car dealerships, health clubs and law offices, which we believe
================================================================
will provide long-term benefits to the Company.


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

     Cash used by investing activities during the three months ended September 30, 2004 represented capital expenditures in the amount of $84,000 increased by payments on a note issued for the purchase of equipment in the amount of $1,000. The note which was payable in three equal installments of $333 has been paid.
=============================================================================

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