Form 10QSB/A
period 2005-03-31
AQUACELL TECHNOLOGIES INC
filed 2005-08-04
CIK 1114655

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

Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

--------------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     During the nine months ended March 31, 2005 the Company incurred a net loss
     ===========================================================================
of $872,000 and has aggregate net losses of $20,000,000 since inception of which
================================================================================
non-cash losses amounted to approximately $6,500,000.  As of March 31, 2005 we
==============================================================================
had a cash balance of $80,000 and a working capital deficiency of $1,205,000.
=============================================================================
The Company presently has in excess of 7,000,000 warrants, at prices ranging
============================================================================
from $.75 to $8.25, which if exercised would generate approximately $10,750,000.
================================================================================
As of March 31, 2005, 250,000 warrants generating $42,000 were in the money.  We
================================================================================
could reprice warrants and complete private placements to raise necessary equity
================================================================================
to fund continued placement of our billboard coolers and generate additional
============================================================================
advertising revenues from those coolers.
========================================

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