Form 10QSB/A
period 2004-09-30
AQUACELL TECHNOLOGIES INC
filed 2005-08-11
CIK 1114655

Changes are Blacklined (====)

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB-A
                                AMENDMENT NO. 2
                                              =

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

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
==========================

     When used in this Form 10-QSB and in future filings by the Company with the
================================================================================
Commission, statements identified by the words "believe", "positioned",
=======================================================================
"estimate", "project", "target", "continue", "will", "intend", "expect",
========================================================================
"future", "anticipates", and similar expressions express management's present
=============================================================================
belief, expectations or intentions regarding the Company's future performance
=============================================================================
within the meaning of the Private Securities Litigation Reform Act of 1995.
===========================================================================
Readers are cautioned not to place undue reliance on any such forward-looking
=============================================================================
statements, each of which speaks only as of the date made.  Such statements are
===============================================================================
subject to certain risks and uncertainties that could cause actual results to
=============================================================================
differ materially from historical earnings and those presently anticipated or
=============================================================================
projected.  The Company has no obligations to publicly release the result of any
================================================================================
revisions which may be made to any forward-looking statements to reflect
========================================================================
anticipated or unanticipated events or circumstances occurring after the date of
================================================================================
such statements.
================

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

     AquaCell has engaged several new marketing partners, including Beau Dietl
& Associates. This organization has agreed to provide us with introductions to distribution channels and to potential advertisers on our coolers as well as consulting on future promotional activities. Our agreement runs through August, 2006. Through this association, we retained the services of J. DeKama Associates. Our consulting agreement with J. DeKama Associates, which runs through February 2007, provides for that organization to assist us in securing retail locations for our coolers and for securing potential advertisers.
Through J. DeKama Associates' efforts, we have signed consulting agreements with former Unilever executives who have tapped into the services of Advantage Sales and Marketing. This network has been instrumental in assisting us in developing a wide variety of companies for both advertising and for placement of Aquacell 1000 coolers into retail locations. By utilizing these and other individuals who are responsible for payment of their own expenses, and who will receive cash compensation only upon the generation of revenues, we do not anticipate incurring any significant direct sales and marketing expenses in the rollout of this program.

     During the quarter ended September 30, 2004 we incurred non-cash charges for stock based compensation for warrants issued to consultants, which we believe is a benefit to the Company and its shareholders for the growth of the Company.

     We are embarking on additional opportunities, including expansion of our "Message On The Bottle" advertising program into more diverse areas, such as medical offices, car dealerships, health clubs and law offices, which we believe will provide long-term benefits to the Company.


Results of Operations
=====================

     During the three months ended September 30, 2004 on a consolidated basis,
==============================================================================
revenues were $199,000 as compared to $201,000 for the similar period of the
============================================================================
preceding year.
===============

     On a consolidated basis cost of sales was 62% for the quarter ended
========================================================================
September 30, 2004 as compared to 64% for the same quarter of the prior year.
=============================================================================

     Net loss on a consolidated basis, attributable to common stockholders, for
===============================================================================
the three months ended September 30, 2004 was $877,000 or $0.06 per share, as
=============================================================================
compared to $1,144,000 or $.12 per share for the same period of the prior year.
===============================================================================
The decrease in the loss is primarily attributable to the decrease in fair value
================================================================================
adjustment of derivative in the amount of $207,000.
===================================================

     Salaries and wages decreased by $11,000 for the quarter ended September 30,
================================================================================
2004 over the prior year. Legal, accounting and other professional expensed
================================================================================
decreased by approximately $13,000 for the quarter ended September 30, 2004.
================================================================================
Stock based compensation decreased by $133,000 to $242,000 for the quarter ended
================================================================================
September 30, 2004.  Other selling, general and
===============================================
administrative expenses, consisting primarily of rent - $49,000, telephone and
==============================================================================
utilities- $17,000, travel- $21,000, business promotion- $22,000, insurance-
============================================================================
$37,000, and vehicle expenses-$25,000 increased by approximately $82,000 to
===========================================================================
$337,000 for the quarter ended September 30, 2004.
==================================================


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


ITEM 3.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) adopted under the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls as of the date of their evaluation.