Form 10QSB/A
period 2005-03-31
AQUACELL TECHNOLOGIES INC
filed 2005-08-11
CIK 1114655

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

--------------------------------------------------------------------------------

                          PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
==========================

     When used in this Form 10-QSB and in future filings by the Company with the
================================================================================
Commission, statements identified by the words "believe", "positioned",
=======================================================================
"estimate", "project", "target", "continue", "will", "intend", "expect",
========================================================================
"future", "anticipates", and similar expressions express management's present
=============================================================================
belief, expectations or intentions regarding the Company's future performance
=============================================================================
within the meaning of the Private Securities Litigation Reform Act of 1995.
===========================================================================
Readers are cautioned not to place undue reliance on any such forward-looking
=============================================================================
statements, each of which speaks only as of the date made.  Such statements are
===============================================================================
subject to certain risks and uncertainties that could cause actual results to
=============================================================================
differ materially from historical earnings and those presently anticipated or
=============================================================================
projected.  The Company has no obligations to publicly release the result of any
================================================================================
revisions that may be made to any forward-looking statements to reflect
=======================================================================
anticipated or unanticipated events or circumstances occurring after the date of
================================================================================
such statements.
================

Overview
========

     The following discussions and analysis should be read in conjunction with
==============================================================================
the Company's condensed consolidated financial statements and the notes
=======================================================================
presented following the condensed consolidated financial statements. The
========================================================================
discussion of results, causes and trends should not be constructed to imply any
===============================================================================
conclusion that such results or trends will necessarily continue in the future.
===============================================================================

     During the nine months ended March 31, 2005 the Company raised net equity
==============================================================================
of $1,320,000 to enable the Company to move forward with the "Message On The
============================================================================
Bottle" advertising program through our Aquacell Media subsidiary.  Aquacell
============================================================================
Media installs our patented Aquacell 1000 Bottled Water Cooler Systems free of
==============================================================================
charge into various locations while retaining ownership of the coolers.  Revenue
================================================================================
is generated through the sale of advertising on the band of the cooler's
========================================================================
permanently attached five-gallon bottle, as well as on the cup holder.
======================================================================

     During the nine months ended March 31, 2005, we commenced the initial
==========================================================================
rollout of installations in Rite Aid stores, the nation's third largest drug
============================================================================
store chain with more than 3000 locations.  Under the five-year agreement,
==========================================================================
signed in October 2004 the Company installs its Aquacell 1000 coolers at no cost
================================================================================
to Rite Aid, and sells the advertising space on the bottle band.
================================================================

     During the quarter ended March 31, 2005 we generated our first advertising
===============================================================================
revenues with an inaugural promotion for Unilever's Dove(R) Cool Moisture body
==============================================================================
wash and bar soap.   The Dove Cool Moisture advertising was displayed on our
============================================================================
coolers in select Rite Aid stores nationwide, as well as on coolers installed in
================================================================================
Duane Reade drug stores in the New York Metropolitan area.  In a report the
===========================================================================
Company received from Unilever, the cooler advertising provided a 34% sales lift
================================================================================
for the Dove Cool Moisture products, validating the value of the "Message on the
================================================================================
Bottle" advertising.  The test compared sales of Dove Cool Moisture in the 100
==============================================================================
Duane Reade stores in the greater NY area that have our water coolers installed
===============================================================================
with a Dove Cool Moisture advertising band on the permanently attached five-
============================================================================
gallon bottle, to all other Duane Reade stores without cooler advertising.  The
===============================================================================
data was gathered over a four-week period from Duane Reade's cash register
==========================================================================
scanners. Sales of Dove Cool Moisture increased steadily in all stores; however,
================================================================================
the stores with "Message on the Bottle" advertising had consistently higher
===========================================================================
sales of both bar soap and body wash, averaging 34% higher than stores without
==============================================================================
cooler advertising.  The cooler advertising was the only variable in the test.
==============================================================================

     While securing advertisers is important to the success of our advertising
==============================================================================
program, as it is the source of revenue generation, securing locations, or "real
================================================================================
estate", for the coolers is a critical first-step. Unlike other in-store
========================================================================
advertising mechanisms, we actually own a piece of "real estate" in the stores
==============================================================================
for a five-year period, the intrinsic value of which cannot be measured.
========================================================================

     Aquacell Media has installed Aquacell 1000 systems on a test basis into
============================================================================
other stores including the nationwide drug chain CVS and Winn Dixie
===================================================================
supermarkets, as well as smaller regional drug and grocery chain stores.  We
============================================================================
anticipate finalizing agreements with these and other chain retailers in the
============================================================================
near future.
============

     In January 2005, we announced the hiring of Michael Dougherty as President
===============================================================================
of our AquaCell Media subsidiary.  Mr. Dougherty spent over 30 years with
=========================================================================
Unilever, where he established programs with Advantage Sales and Marketing, the
===============================================================================
nation's leading sales and marketing agency for suppliers of food products and
==============================================================================
consumer goods.  Mr. Dougherty will leverage his experience and relationship
============================================================================
with Advantage, to facilitate both location placements and advertisers for our
==============================================================================
"Message On The Bottle" program.
================================

     In December 2004, we were notified by the American Stock Exchange that the
===============================================================================
Amex accepted the Company's 18-month plan (the "Plan") for continued listing, in
================================================================================
connection with the Amex's listing requirements, following receipt of
=====================================================================
notification of non-compliance with the Amex's minimum stockholder equity
=========================================================================
requirement.  The Plan was evaluated and accepted by the Amex, indicating that
==============================================================================
the Company made a reasonable demonstration of an ability to regain compliance
==============================================================================
with the continued listing standards within the allotted time frame.
====================================================================

     In December 2004, the Company announced it was spinning off its Aquacell
=============================================================================
Water subsidiary to AquaCell Technologies stockholders, who will receive one
============================================================================
share of common stock in Aquacell Water for every share of common stock held in
===============================================================================
AquaCell Technologies.  Aquacell Water is currently an inactive company without
===============================================================================
assets, liabilities or operations. Aquacell Water will operate as a holding
===========================================================================
company to acquire companies in the water industry with the first acquisition
=============================================================================
expected to be Water Science Technologies, Inc. (WST), currently a wholly owned
===============================================================================
subsidiary of AquaCell Technologies.  The pay date for the shares will coincide
===============================================================================
with the effectiveness of the Aquacell Water registration statement, which we
=============================================================================
intend to file with the Securities and Exchange Commission no later than the
============================================================================
first quarter of our fiscal year.
=================================

     During the nine months ended March 31, 2005 we continued to incur non-cash
===============================================================================
charges for stock based compensation for warrants issued to consultants, which
==============================================================================
we believe is a continuing benefit to the Company and its stockholders for the
==============================================================================
future growth of the Company. Such charges were $745,000 for the nine months.
=============================================================================


Critical Accounting Policies
============================

     The accompanying discussion and analysis of our financial condition and
============================================================================
results of operations are based upon our condensed consolidated financial
=========================================================================
statements, which have been prepared in accordance with accounting principles
=============================================================================
generally accepted in the United States of America ("US GAAP"). The preparation
===============================================================================
of these condensed consolidated financial statements requires us to make
========================================================================
estimates and judgments that affect the reported amounts of assets, liabilities,
================================================================================
revenues, and expenses, and related disclosure of contingent assets and
=======================================================================
liabilities. These estimates form the basis for making judgments about the
==========================================================================
carrying values of assets and liabilities
=========================================
that are not readily apparent from other sources. We base our estimates and
===========================================================================
judgments on historical experience and all available information. However,
==========================================================================
future events are subject to change, and the best estimates and judgments
=========================================================================
routinely require adjustment. US GAAP requires us to make estimates and
=======================================================================
judgments in several areas, including those related to recording various
========================================================================
accruals, income taxes, the useful lives of long-lived assets, such as property
===============================================================================
and equipment and intangible assets, and potential losses from contingencies and
================================================================================
litigation. We believe the policies discussed below are the most critical to our
================================================================================
condensed consolidated financial statements because they are affected
=====================================================================
significantly by management's judgments, assumptions and estimates.
===================================================================

     Goodwill:
==============

     Goodwill represents the excess of the purchase price over the fair value of
================================================================================
net assets of a business acquired. The Company has adopted Statements of
========================================================================
Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other
======================================================================
Intangible Assets". The Company operates as a single integrated business, and as
================================================================================
such has one operating segment which is also the reportable unit. Fair value of
===============================================================================
the reporting unit is determined by comparing the fair value of the unit with
=============================================================================
its carrying value, including goodwill. Impairment tests are performed using
============================================================================
discounted cash flow analysis and estimates of sales proceeds. The annual
=========================================================================
evaluation of goodwill is performed at June 30th, the end of the Company's
==========================================================================
fiscal year.
============

     Income taxes:
==================
     The Company accounts for income taxes using the asset and liability method
===============================================================================
described on SFAS No. 109, "Accounting For Income Taxes", the objective of which
================================================================================
is to establish deferred tax assets and liabilities for the temporary
=====================================================================
differences between the financial reporting and the tax bases of the Company's
==============================================================================
assets and liabilities at enacted tax rates expected to be in effect when such
==============================================================================
amounts are realized or settled. A valuation allowance related to deferred tax
==============================================================================
assets is recorded when it is more likely than no that some portion or all of
==============================================================================
the deferred tax assets will not be realized.
=============================================

     Long-lived assets:
=======================

     The Company accounts for the impairment and disposition of long-lived
==========================================================================
assets in accordance with SFAS No. 144, "Accounting for the Impairment or
=========================================================================
Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived
===========================================================================
assets to be held are reviewed whenever events or changes in circumstances
==========================================================================
indicate that their carrying value may not recoverable. The Company periodically
================================================================================
reviews the carrying value of long-lived assets to determine whether or not an
==============================================================================
impairment to such value has occurred, and has determined that as of June 30,
=============================================================================
2004 that impairment, where appropriate, was recorded in the financial
======================================================================
statements.
===========

     New Accounting Pronouncements:
===================================

     In December 2004, the FASB issued SFAS NO. 123R, "Share Based Payment."
============================================================================
This statement is a revision of SFAS No. 123 and supersedes APB 25 and its
==========================================================================
related implementation guidance. SFAS 123R addresses all forms of share based
=============================================================================
payment ("SBP") awards including shares issued under employee stock purchase
============================================================================
plans, stock options, restricted stock and stock appreciation rights. Under SFAS
================================================================================
123R, SBP awards result in a cost that will be measured at fair value on the
============================================================================
awards' grant date, based on the estimated number of awards that are expected to
================================================================================
vest. This statement is effective for public entities that file as small
========================================================================
business issuers - as of January 1, 2006. The adoption of this pronouncement in
===============================================================================
not expected to have a material effect on the Company's financial statements.
=============================================================================

Results of Operations
=====================

     During the nine months ended March 31, 2005 on a consolidated basis,
=========================================================================
revenues were $601,000 as compared to $518,000 for the similar period of the
============================================================================
preceding year, resulting primarily from our initial advertising revenues of
============================================================================
$20,000 and an increase in sales by our WST subsidiary of $83,000, and cost of
==============================================================================
sales was 59% for the nine months ended March 31, 2005 as compared to 69% for
=============================================================================
the same period of the prior year. The decrease in cost of sales percentage
===========================================================================
resulted from spreading manufacturing cost over an increased sales volume from
==============================================================================
our WST subsidiary.
===================

     Net loss on a consolidated basis, attributable to common stockholders, for
===============================================================================
the nine months ended March 31, 2005 decreased to $2,614,000 or $0.16 per share,
================================================================================
as compared to $3,330,000 or $.31 per share for the same period of the prior
============================================================================
year.  The decrease in the loss is primarily attributable to the decrease in
============================================================================
stock based compensation in the amount of $90,000, a fair value adjustment of a
===============================================================================
derivative in the amount of $322,000, and write-off of accrued interest on notes
================================================================================
receivable in the amount of $48,000.
====================================

     Salaries and wages decreased by $97,000 for the nine months ended March 31,
================================================================================
2005 over the prior year resulting primarily from bonuses paid in the prior
===========================================================================
year. Legal, accounting and other professional expenses increased by
====================================================================
approximately $41,000 for the nine months ended March 31, 2005 resulting
========================================================================
primarily from independent consulting services. Stock based compensation
========================================================================
decreased by $90,000 to $745,000 for the nine months ended March 31, 2005
=========================================================================
resulting from a direct write-off of certain warrants issued during the prior
=============================================================================
year. Other selling, general and administrative expenses, decreased by
======================================================================
approximately $97,000 to $990,000 for the nine months ended March 31, 2005.
===========================================================================
Current period expenses consisted primarily of rent - $153,000, telephone and
=============================================================================
utilities- $47,000, travel- $57,000, business promotion- $78,000, insurance-
============================================================================
$90,000, and vehicle expenses-$71,000.
======================================


Liquidity and Capital Resources

     During the nine months ended March 31, 2005 the Company incurred a net loss of $872,000 and has aggregate net losses of $20,000,000 since inception of which non-cash losses amounted to approximately $6,500,000. As of March 31, 2005 we had a cash balance of $80,000 and a working capital deficiency of $1,205,000. The Company presently has in excess of 7,000,000 warrants, at prices ranging from $.75 to $8.25, which if exercised would generate approximately $10,750,000. As of March 31, 2005, 250,000 warrants generating $42,000 were in the money. We could reprice warrants and complete private placements to raise necessary equity to fund continued placement of our billboard coolers and generate additional advertising revenues from those coolers.

     The financial difficulties of the Company were created when the Company
============================================================================
discontinued its original marketing plan of selling coolers and embarked upon a
===============================================================================
long term goal of creating an on-going revenue model with short-term cash flow
==============================================================================
ramifications, by installing our "billboard water coolers" free of charge into
==============================================================================
targeted locations.  Amortizing the cost of the coolers and installation costs
==============================================================================
over a five-year period will allow the company to reach a break-even point in
=============================================================================
a relatively short time frame as advertising revenues are generated.
====================================================================

     Until we reach a mass of coolers in place to create a positive cash
========================================================================
flow, the Company will continue to finance itself through private placements
============================================================================
to accredited investors and/or warrant conversion as we have done in the past.
==============================================================================

     There are no disclosures of any known demand, commitments or uncertainties
===============================================================================
that will result in our liquidity increasing or decreasing in any material way.
===============================================================================

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