Form 10KSB/A
period 2004-06-30
AQUACELL TECHNOLOGIES INC
filed 2005-08-15
CIK 1114655

Changes are Blacklined (====)


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


Dated:  August 3, 2005                      AQUACELL TECHNOLOGIES, INC.
        ==============                      (Registrant)

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


Signatures              Title                                 Date
----------              -----                                 ----


/s/ James C. Witham     Chairman of the Board of Directors    August 3, 2005
----------------------  and Chief Executive Officer           ==============
    James C. Witham     (Principal Executive Officer)


/s/ Karen B. Laustsen   Director and President                August 3, 2005
----------------------                                        ==============
    Karen B. Laustsen


/s/ Gary S. Wolff       Director and Chief Financial Officer  August 3, 2005
----------------------  (and Principal Accounting Officer)    ==============
    Gary S. Wolff


/s/ Glenn Bergenfield   Director                              August 3, 2005
----------------------                                        ==============
    Glenn Bergenfield


/s/ Dr. William DiTuro  Director                              August 3, 2005
----------------------                                        ==============
    Dr. William DiTuro

/s/ James Barton        Director                              August 3, 2005
================        ========                              ==============
----------------------
    James Barton
    ============

                                  EXHIBIT INDEX

 Exhibit
 Number     Description
---------   -------------------------------------------------------------------

  10.1      Agreement between Registrant and BD Advisor Corp.
            dated August 6, 2003*
                                =

  10.2 Agreement between Registrant and Excelsior Group I, Ltd. dated August 6, 2003*
                                =

  10.3 Agreement between Registrant and Limestone Capital Corp. dated August 6, 2003*
                                =

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

     * Previously Filed
=======================

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