Form 10QSB/A
period 2004-09-30
AQUACELL TECHNOLOGIES INC
filed 2005-08-15
CIK 1114655

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


                                           AquaCell Technologies, Inc.
                                           -----------------------------------
                                           Registrant



Date: August 10, 2005                         /s/ Gary S. Wolff
      ===============                      -----------------------------------
                                           Name:  Gary S. Wolff
                                           Title: Chief Financial Officer