Form 10QSB/A
period 2005-03-31
AQUACELL TECHNOLOGIES INC
filed 2005-08-15
CIK 1114655

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


ITEM 3.  CONTROLS AND PROCEDURES
================================

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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: August 10, 2005
      =========                                   /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------

  31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  32.0  Certification Pursuant to 18 U.S.C. Section 1350