Form 10QSB/A
period 2005-03-31
AQUACELL TECHNOLOGIES INC
filed 2005-08-15
CIK 1114655

Changes are Blacklined (====)

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB-A
                                AMENDMENT NO. 3
                                              =
(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2005.

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

Index to Exhibits.............................................................18

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $    80,000
     Subscription receivable.......................................       2,000
     Accounts receivable, net of allowance of $47,000..............      93,000
     Inventories...................................................      80,000
     Prepaid expenses and other current assets.....................      37,000
                                                                    ------------
          Total current assets.....................................     292,000
                                                                    ------------
Property, equipment and billboard coolers, net.....................   1,131,000
                                                                    ------------
Other assets:
     Goodwill......................................................     824,000
     Patents, net..................................................      60,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     900,000
                                                                    ------------
                                                                    $ 2,323,000
                                                                    ------------
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................. $   516,000
     Accrued liabilities...........................................     832,000
     Preferred stock dividend payable..............................       1,000
     Dividend payable..............................................      33,000
     Customer deposits.............................................      81,000
     Unearned income...............................................      10,000
     Current portion of deferred payable-derivative................      24,000
                                                                    ------------
          Total current liabilities................................   1,497,000

Deferred payable-derivative, net of current portion................     449,000
                                                                    ------------
          Total liabilities........................................   1,946,000
                                                                    ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - Class A, par value $.00l;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   18,413,464 shares issued and outstanding........................      18,000
Additional paid-in capital.........................................  22,208,000
Accumulated deficit................................................ (20,156,000)
                                                                    ------------
                                                                      2,070,000
Subscription receivable............................................     (64,000)
Unamortized deferred compensation..................................  (1,629,000)
                                                                    ------------
          Total stockholders' equity...............................     377,000
                                                                    ------------
                                                                    $ 2,323,000
                                                                    ------------
                                                                    ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                  March 31,
                                                         --------------------------  --------------------------
                                                             2005          2004          2005          2004
                                                         ------------  ------------  ------------  ------------
Revenue:
     Net sales...........................................$   271,000   $   117,000   $   581,000   $   518,000
     Advertising revenue.................................     20,000             -        20,000             -
                                                         ------------  ------------  ------------  ------------
                                                             291,000       117,000       601,000       518,000
                                                         ------------  ------------  ------------  ------------

Cost and expenses:
     Cost of sales.......................................    152,000        79,000       356,000       356,000
     Salaries and wages..................................    338,000       318,000       922,000     1,019,000
     Legal, accounting and other professional expenses...     72,000        42,000       183,000       142,000
     Stock based compensation............................    262,000       233,000       745,000       835,000
     Fair value adjustment of derivative.................          -       (72,000)            -       322,000
     Write-off of accrued interest on notes..............          -             -             -        48,000
     Other...............................................    339,000       451,000       990,000     1,087,000
                                                         ------------  ------------  ------------  ------------
                                                           1,163,000     1,051,000     3,196,000     3,809,000
                                                         ------------  ------------  ------------  ------------
Loss from operations before other income.................   (872,000)     (934,000)   (2,595,000)   (3,291,000)
                                                         ------------  ------------  ------------  ------------
Other income:
     Interest income.....................................          -         1,000             -         2,000
                                                         ------------  ------------  ------------  ------------
                                                                   -         1,000             -         2,000
                                                         ------------  ------------  ------------  ------------
Net loss for the period..................................$  (872,000)  $  (933,000)  $(2,595,000)  $(3,289,000)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Weighted average shares outstanding-
     basic and diluted................................... 17,906,000    12,274,000    16,046,000    10,768,000
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Loss attributable to common stockholders:
     Net loss............................................$  (872,000)  $  (933,000)  $(2,595,000)  $(3,289,000)
     Preferred stock dividends...........................      1,000         9,000        19,000        41,000
                                                         ------------  ------------  ------------  ------------
     Loss attributable to common stockholders............$  (873,000)  $  (942,000)  $(2,614,000)  $(3,330,000)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
     Net loss per common share...........................$     (0.05)  $     (0.08)  $     (0.16)  $     (0.31)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                             Nine Months Ended March 31,
                                                                           ------------------------------
                                                                               2005             2004
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$ (2,595,000)    $ (3,289,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Write-off of accrued interest on notes receivable.....................           -           48,000
     Fair value adjustment of derivative...................................           -          322,000
     Stock based compensation..............................................     745,000          835,000
     Depreciation and amortization.........................................      41,000           42,000
     Bad debt provision....................................................       4,000                -
Changes in:
     Accounts receivable...................................................     (46,000)          30,000
     Accrued interest receivable...........................................           -           19,000
     Prepaid expenses and other current assets.............................      16,000           85,000
     Inventories...........................................................      14,000         (467,000)
     Accounts payable......................................................     (72,000)        (397,000)
     Accrued liabilities...................................................     126,000           71,000
     Customer deposits.....................................................      20,000           15,000
     Unearned income.......................................................      10,000                -
     Other.................................................................      (1,000)           4,000
                                                                           -------------    -------------
          Net cash used in operating activities............................  (1,738,000)      (2,682,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........      (3,000)          (3,000)
     Collections on notes receivable.......................................           -           68,000
     Capital expenditures..................................................    (359,000)         (10,000)
                                                                           -------------    -------------
          Net cash provided by (used in) investing activities..............    (362,000)          55,000
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................     170,000        3,205,000
    Expenses of offerings..................................................           -         (305,000)
    Preferred stock dividends paid.........................................           -          (44,000)
    Exercise of stock options..............................................           -           44,000
    Proceeds from subscriptions receivable.................................      40,000                -
    Proceeds from exercise of common stock warrants........................   1,113,000                -
    Expense of warrant exercise............................................      (3,000)               -
    Proceeds (repayments) of loans from related parties....................           -          (80,000)
                                                                           -------------    -------------
          Net cash provided by financing activates.........................   1,320,000        2,820,000
                                                                           -------------    -------------
Increase (decrease) in cash................................................    (780,000)         193,000
Cash, beginning of period..................................................     860,000           32,000
                                                                           -------------    -------------
Cash, end of period........................................................$     80,000     $    225,000
                                                                           -------------    -------------
                                                                           -------------    -------------

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


NOTE C - INVENTORIES

     Inventories consist of the following at March 31, 2005:

          Raw materials ........................................... $    55,000
          Work in progress ........................................      25,000
                                                                    ------------
                                                                    $    80,000
                                                                    ------------
                                                                    ------------


NOTE D - PROPERTY, EQUIPMENT, AND BILLBOARD COOLERS

     Property, equipment, and billboard coolers is summarized as follows at March 31, 2005:

          Billboard coolers, including parts....................... $ 1,123,000
          Furniture and fixtures ..................................      36,000
          Equipment- office .......................................     102,000
          Machinery and equipment .................................     130,000
          Rental units ............................................       9,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,423,000
          Less accumulated depreciation ...........................     292,000
                                                                    ------------
                                                                    $ 1,131,000
                                                                    ------------
                                                                    ------------

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


NOTE J - OMITTED
         =======

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2005 (Unaudited)

NOTE K - OTHER COSTS AND EXPENSES

     Other costs and expenses consisted of the following:

                                                    Nine Months Ended March 31,
                                                  ------------------------------
                                                      2005              2004
                                                  ------------      ------------
         Rent.................................... $   153,000      $   126,000
         Telephone and utilities.................      47,000           50,000
         Travel..................................      57,000           46,000
         Business promotion........ .............      78,000          184,000
         Consulting fees and expenses............      50,000          100,000
         Insurance...............................      90,000           77,000
         Vehicle expenses........................      71,000           78,000
         Listing fees............................      28,000           23,000
         Exchange fees, transfer agent fees and
             investor fees and expenses..........      47,000           43,000
         Office expenses, postage and supplies...      92,000           72,000
         Other expenses..........................     277,000          288,000
                                                  ------------     ------------
                                                   $  990,000      $ 1,087,000
                                                  ------------     ------------
                                                  ------------     ------------

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

     In December 2004, the Company announced it was spinning off its Aquacell Water subsidiary to AquaCell Technologies stockholders, who will receive one share of common stock in Aquacell Water for every share of common stock held in AquaCell Technologies. Aquacell Water is currently an inactive company without assets, liabilities or operations. Aquacell Water will operate as a holding company to acquire companies in the water industry with the first acquisition expected to be Water Science Technologies, Inc. (WST), currently a wholly owned subsidiary of AquaCell Technologies. If the acquisition were to be completed,
                                      ========================================
the Company's net sales, as reported herein, would decrease by approximately
============================================================================
72%.  Furthermore, assets of approximately $100,000 consisting primarily of
===========================================================================
cash, accounts receivable and inventory and liabilities of approximately
========================================================================
$900,000 consisting of accounts payable and accrued expenses would be
=====================================================================
eliminated from the consolidated balance sheet.  The pay date for the shares
===============================================
will coincide with the effectiveness of the Aquacell Water registration statement, which we intend to file with the Securities and Exchange
Commission no later than the first quarter of our fiscal year.

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

     The financial difficulties of the Company were created when the Company discontinued its original marketing plan of selling coolers and embarked upon a long term goal of creating an on-going revenue model with short-term cash flow ramifications, by installing our "billboard water coolers" free of charge into targeted locations. Amortizing the cost of the coolers and installation costs over a five-year period will allow the company to reach a break-even point in a relatively short time frame as advertising revenues are generated.

     Until we reach a mass of coolers in place to create a positive cash flow, the Company will continue to finance itself through private placements to accredited investors and/or warrant conversion as we have done in the past.

     There are no disclosures of any known demand, commitments or uncertainties that will result in our liquidity increasing or decreasing in any material way.

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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: August 12, 2005
             ==                                   /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------

  31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  32.0  Certification Pursuant to 18 U.S.C. Section 1350