Form 10KSB
period 2005-06-30
AQUACELL TECHNOLOGIES INC
filed 2005-10-12
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2005

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

   State issuer's revenues for its most recent fiscal year:  $837,000.00.

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

   As of October 5, 2005, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the American Stock Exchange) held by non-affiliates of the issuer was $9,426,042.

   At October 5, 2005, 22,638,643 shares of issuer's Common Stock were outstanding.

                                     PART I

ITEM 1.  BUSINESS

     AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997. The Company has two operating subsidiaries, AquaCell Media, Inc., which operates in the out-of-home advertising segment of the advertising industry, and Aquacell Water Inc. (formerly Water Science Technologies, Inc.), which is engaged in the manufacture and sale of products for water filtration and purification, addressing various water treatment applications for municipal, industrial, commercial, and institutional purposes.


AquaCell Media, Inc.

     In 2004, we revised our business model for our patented self-filling water cooler, transitioning away from merely selling and leasing our patented, self-filling water coolers. Our focus is now to place the cooler in a retail location, preferably dealing with large chain operations to secure multiple locations, and then selling advertising space on the cooler's permanently attached bottled to third parties.

     We install our patented Aquacell Bottled Water Cooler System free of charge to the various locations and retain ownership of the coolers, generating revenue through the sale of advertising on the label of the cooler's permanently attached five-gallon bottle. We are, in effect, creating a water cooler billboard, whereby advertisers put their targeted message on the bottle. Since the water cooler is a known congregating location, it is an excellent venue for advertisers.

     Since inception of the program in 2004, we have placed approximately 1,400 "billboard" water coolers into chain drug stores and other locations and have sold advertising to large household name advertisers. We are presently negotiating with several chain stores to secure additional locations.


Out-of-Home Advertising Industry

     In July 2005, the Wall Street Journal reported that advertising industry executives see out-of-home as one of the hottest advertising media this year, according to a recent survey by the American Association of Advertising Agencies, behind only online and the placement of brands within entertainment programming.

     In September 2005, Advertising Age reported that advertisers' demand for out-of-home advertising alternatives is surging, as advertisers' concern about the fragmentation of TV audiences and their tuning out of broadcast messages increases. Viacom stated that television networks recognize that they can no longer self-promote with television advertising and are actively promoting their shows with non-traditional out-of-home advertising.

     Out-of-home advertising encompasses all forms of advertising that target consumers while they're on the go. All areas of out-of home advertising are growing as advertisers seek to reach consumers closer to the point of purchase.

     One sector of out-of-home advertising is "in-store" advertising. According to Advertising Age, retailers and marketers have transformed retail stores into a media channel. Although in-store promotions and point-of-purchase displays have been around for many years, it has only recently been transformed into a new form of advertising. This transformation may be attributed to marketing studies conducted by Point-of-purchase Advertising International, (POPAI), beginning in 2001 which conclusively showed that point-of-purchase advertising is compatible with other advertising means and can increase sales volumes significantly. POPAI has found that 50 to 70% of all buying decisions are made at the point of purchase, and that in-store marketing plays a large role in changing customer behavior and attitudes.

     In-store advertising is primarily dominated by floor and shelf advertising, which has demonstrated that such advertising increases sales of the advertised products by 15% to 35%. According to Inc. magazine, revenues of FloorGraphics, the pioneer of in-store floor advertising grew 7,500% over a five-year period from its inception in 1998 to $75 million.


Our Water Cooler Billboard

     Our Aquacell Bottled Water Cooler System looks like a traditional five-gallon bottled water cooler, but it is actually a self-contained water filtration, bottling and dispensing system in one. The Aquacell cooler is connected to a standard municipal water supply. The water is filtered and disinfected through multiple step systems and the treated water then automatically fills the permanently attached five-gallon bottle on the cooler as water is dispensed. Our patents pertain to the attachment of the bottle to the cooler, and the float valve in the bottle, providing the automatic refilling.

     The permanently attached five-gallon bottle is significant to our marketing strategies, as it provides an ideal location for advertisement. And, since the bottle is permanently attached, there are no bottles to store and employees do not have to change the bottle allowing customers to always find the bottle full. We primarily utilize the services of The ICEE Company for installation and service, and to a lesser extent, Roto-Rooter Plumbers.


Our Advertising Program

     Our "billboard" water coolers have been installed into chain drug stores and other various locations - primarily in Rite Aid nationwide and in New York based Duane Reade stores. We are in discussions with other national chain stores, and expect to add a significant number of locations to our network over the next year.

     Since the bottle is permanently attached to the water cooler, the label remains intact throughout the advertising campaign. Advantages of our cooler advertising program include: increased sales of advertised products; targeted advertising; ad gets face-to-face impact; advertisers have exclusivity with no clutter from competing ads; advertisement of products available for sale in the store reaches the consumers at the apex of their purchase intent cycle; long viewing time - since pages can't be turned, there is no channel surfing or mouse clicking.

     Our first advertiser was Unilever, who advertised Dove Cool Moisture on our water coolers as a part of its initial product launch. Unilever reported an average 34% sales lift of the product in Duane Reade stores carrying the cooler ads versus stores without cooler ads. Through the Unilever advertising, we were approached by CBS to promote its new comedy "Out of Practice" on our coolers installed in stores in the New York and Los Angeles areas. Advertising is typically contracted for on a purchase order basis.

     We are in discussions with a number of companies and/or their advertising agencies for future advertising on our billboard coolers. We believe we are competitively priced with other out-of-home advertising options as measured in cost-per-thousand, and are priced significantly below television, radio and print advertising, which should help us capture a share of this growing industry segment.


Aquacell Water, Inc.

     In March 2002 AquaCell Technologies acquired Water Science Technologies
(WST) and in August 2005 we changed its name to Aquacell Water, Inc., at which time we replaced the president and former owner of that company with a new management team.

     Aquacell Water manufactures custom designed turnkey water purification and treatment systems for municipal, industrial, commercial and institutional applications. Depending upon the source of the water - ground water, surface water or seawater - its content and the required quality of the treated water, Aquacell Water builds a custom system designed to meet the specifications of the end user. We engineer and design the systems we produce to ensure that we meet the needs of our customers, and provide installation, maintenance and training.

     We integrate various technologies - including dealkalization, deionization, desalination, carbon filtration, multimedia filtration, ozonation, reverse osmosis, ultrafiltration, ultraviolet light disinfection and water softening-combined with pumps, valves and control panels to provide the ideal system for the customer's needs.

     We have built and installed systems around the world for a myriad of applications including water bottling plants, manufacturing facilities, restaurants and food processing, car washes and many more.

     Given the custom nature of our business, we do not have a standard product line nor do we carry a finished goods inventory and have a limited inventory of raw materials.


Water Purification Industry Background

     Warning of a mounting water crisis, the United Nations designated 2003 as the "International Year of Freshwater", stating, "Water is likely to become a growing source of tension and fierce competition between nations if present trends continue..." The UN has reported that more than half of humanity will be living with water shortages within 50 years. According to a report from scientists at the International Water Management Institute, the risk of wars being fought over water is rising because of explosive global population growth and widespread complacency. It has been suggested, however, that employing water purification systems, including desalination plants, in areas of the world lacking fresh drinking water, could avert such wars.

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


Municipal Water Treatment

     In the United States, new federal standards for drinking water are requiring community water systems to be significantly upgraded. Each year, more than 50 million people in the United States are exposed to contaminated municipal water necessitating "boil water alerts" to be issued.

     The Safe Drinking Water Act requires municipalities to comply with federally mandated minimum contaminant levels of a number of impurities. As awareness of health issues brought about by contaminants in drinking water increase, the EPA is often forced to lower the allowable levels of certain contaminants, requiring municipalities to upgrade their systems.

     In January 2006, municipalities will be required to be in compliance with a mandate lowering the allowable level of arsenic in drinking water from 50 parts-per-billion to 10. Aquacell Water provides a proprietary process for removing arsenic from drinking water with zero wastewater discharge requiring no onsite chemical. This process reduces both the capital and operating costs for municipalities. We anticipate that this same process can be used to treat other waterborne contaminants.

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

Industrial Water Treatment

     Nearly every product manufactured re quires some level of water purification or wastewater treatment. While some industries only require basic treatment, such as for cooling towers and boiler feed water, other require ultra-pure water for specific sensitive processes or products, as in the micro-chip and pharmaceutical industries.

     Aquacell Water has custom designed water treatment systems to meet the needs of numerous manufacturers including textile manufacturing, manufacturers, food processing, beverage manufacturer/bottlers and many others.


Commercial Water Treatment

     Water treatment systems designed for commercial applications range from simple treatment systems designed to protect equipment to purifying water for consumption.

     Aquacell Water manufactures water treatment systems to address various commercial applications including car washes, aqua farming, resorts, restaurants, water bottlers and water stores and more.


Institutional Water Treatment

     Institutions have varying needs for different levels of water treatment and purification. These needs range from treated water for boilers, laundry services and food/beverage serves, to purified water for medical procedures.

     Exposure to microbial waterborne contaminants can cause serious illness and potential death in individuals with immune system deficiencies, such as those with AIDS, cancer patients and organ transplant recipients. In addition, the elderly and very young children can be at risk if they consume contaminated water.

     Aquacell Water designs and builds water treatment systems for institutional applications such as hospitals, nursing homes, prisons and schools.


Customers

     Our AquaCell Media subsidiary customers include any company seeking to advertise its products or services and/or the agencies that represent them, for the purchase of advertising on our Aquacell Bottled Water Cooler Systems installed in retail and other strategic locations. To date, advertisers include Unilever and CBS Television.

     Our Aquacell Water customers include a broad range of industries including municipalities, manufacturers, various commercial clients such as water bottlers and car washes and institutions such as hospitals. We have built systems for companies including Allied Signal, Intel, National Semiconductor, Motorola, General Motors, Boeing, Russell Athletic, Safeway Foods and many other international corporate customers as well as the Canadian and US Federal governments and local governments.


Production, Raw Materials and Supplies

     Our products are manufactured in our 10,000 square foot manufacturing facility located in Rancho Cucamonga, California, and the Aquacell Water
8,300 square foot facility located in Tempe, Arizona. Our California plant is located within a 100-mile radius of 95% of our suppliers allowing for just-in-time inventory.

     Our facilities utilize manufacturing processes that follow the guidelines of the Water Quality Association. The manufacturing process of our various products includes utilization of injection-molded parts, for which we own the molds. Multiple vendors have been identified as sources for parts and supplies for our products and we do not anticipate any shortages of such materials.

     Upon completion of manufacture, each product undergoes quality assurance testing prior to shipping and installation. The raw materials and components used in these products are commonly available commodities such as off the shelf water coolers, water bottles, various fittings, plastic tubing, piping, wiring, valves, sediment filters, reverse osmosis membrane filters, tanks, various filtration media and ultra-violet lights. Our products are fabricated from these materials and assembled together with products bought from other companies to form an integrated product. We do not depend on any single supplier. If any supplier were to become unable to perform, we believe we could readily find a substitute source. We are not a party to any material long-term fixed price supply contracts.


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


Competition

     The water purification industry is fragmented and highly competitive due to the large number of businesses within certain product areas. We compete with many companies that have greater market penetration, depth of product line, resources and access to capital, all of which could be competitive advantages. Competitors of our Aquacell Water subsidiary include water filtration systems manufacturers such as General Electric and US Filter.

     The out-of-home advertising industry is highly competitive. We compete with many companies that have greater market penetration, depth of product offering, resources and access to capital, all of which could be competitive advantages. Competitors in the out-of-home advertising industry include Viacom and Clear Channel, while more specific in-store advertising competitors include News Corp's News America/Smart Source and FloorGraphics, Inc.

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


Intellectual Property

     We own a United States and Canadian patent on our automatic-refilling purified bottle water cooler. These patents do not expire until November 20, 2006 and October 2, 2009, respectively. We have filed for two patents with the US Patent and Trademark office, which if granted, would provide exclusive rights for utilizing the water cooler bottle as an advertising mechanism. We have pending applications to federally register our "Never Change Another Bottle" logo and AquaCell marks. We also conduct business in California under the name Global Water Solutions, Inc. We intend to seek appropriate additional trademark or service mark registrations in connection with our product and service offerings.


Employees

     As of June 30, 2005 we had 20 employees. None of our employees are covered under collective bargaining agreements although we do have employment agreements with certain executives. Management believes we maintain a good relationship with our employees.


ITEM 2.  PROPERTIES

     Our principal executive office and our 10,000 square foot manufacturing facility are located in Rancho Cucamonga, California under a five-year lease that commenced on January 1, 1999 and expires on April 30, 2006, following two extensions. That lease has an annual base rent of $76,800. We also maintain a 7,000 square foot warehouse in Rancho Cucamonga, California under a one-year lease expiring in April 2006. That lease has an annual rent of $40,800.
We also maintain an 8,300 square foot Aquacell Water manufacturing facility in Tempe, Arizona under a five (5) year lease that commenced on November 1, 2001 and expires on October 31, 2006. That lease has an average annual base rent of $55,900. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.


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

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

             Period                             High ($)    Low ($)
             ------                             --------    -------
             Fiscal 2006
             10/1/05 - 10/10/05................  $ 0.53     $ 0.50
             First Quarter.....................    0.68       0.36

             Fiscal 2005
             Fourth Quarter....................  $ 0.44     $ 0.33
             Third Quarter.....................    0.66       0.35
             Second Quarter....................    0.91       0.38
             First Quarter.....................    0.90       0.58

             Fiscal 2004
             Fourth Quarter....................  $ 1.72     $ 0.82
             Third Quarter.....................    1.92       1.20
             Second Quarter....................    2.84       1.20
             First Quarter.....................    3.05       2.06

     On October 10, 2005, the last sale price of the Common Stock as reported by AMEX was $0.52. On September 30, 2005, there were approximately 170 holders of record of the Company's Common Stock and, the Company believes, over 1,600 beneficial owners of the Company's Common Stock.

     Depending upon the Company's capital resources and needs, the Company has no present plans to pay cash dividends in the future. The payment of dividends on common stock, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors, although this may change based upon the foregoing factors.

Recent Sales of Unregistered Securities

     During the year ended June 30, 2005, the Company made the following sales of unregistered securities:


                                                                                 Exemption
                                  Consideration Received and Description of      From          If Option, Warrant or
Date     Title of      Number     Underwriting or Other Discounts to             Registration  Convertible Security,
of Sale  Security      Sold       Market Price Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/7/05   Common Stock     50,334  Issued upon exercise of warrants.                  4(2);
                                                                                     4(6)
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/7/05   Warrants to      50,334  Issued in connection with repricing of             4(2);     All exercisable at $0.75 per share.
         Purchase                 certain warrants issued on 6/30/04 to $0.32-       4(6)
         Common Stock             no cash until exercise.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/19 &  Common Stock     416,667  Issued in connection with private placement        4(2);
4/24/05                           at $0.30 per share.                                4(6)
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
4/19 &   Warrants to     416,667  Issued in connection with private placement-       4(2);     All exercisable at $0.75 per share.
4/24/05  Purchase                 no cash until exercise.                            4(6)
         Common Stock
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
6/30/05  Class B         718,000  Issued in connection with private placement        4(2);
         Preferred                of Class B Preferred stock.                        4(6)
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------
6/30/05  Warrants to     304,391  Issued in connection with private placement        4(2);     All exercisable at $0.50 per share.
         Purchase                 of Class B Preferred stock including 24,891        4(6)
         Common Stock             to placement agent- no cash until exercise.
-------  ------------  ---------  ---------------------------------------------  ------------  ------------------------------------


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

     AquaCell Technologies, Inc. has two subsidiaries operating in two separate industries. Our AquaCell Media, Inc. subsidiary addresses the out-of-home segment of the advertising industry through the sale of advertising on our patented self-filling water cooler, the Aquacell Bottled Water Cooler System. This business model was launched in 2004, designed to provide us with an on-going revenue model in comparison to selling the coolers, as we had previously done. We install our "billboard" water coolers into retail and other strategic locations free of charge to these locations under five-year contracts, and retain ownership of the cooler. We currently have approximately 1400 coolers installed in Rite Aid and Duane Reade drug stores, and have test programs underway in CVS, Kmart/Sears and Winn Dixie. Advertisers to date have been CBS Television and Unilever, who reported a 34% sales lift of its advertised Dove Cool Moisture in stores carrying the cooler ads.

     Our Aquacell Water, Inc. subsidiary addresses the municipal, industrial, commercial and institutional sectors of the water treatment and purification industry. We design, manufacture, install and service custom designed turnkey systems that treat from hundreds to millions of gallons of water per day for a variety of applications, including treatment of process water for manufacturing, purification of water for bottling plants and food service, and removal of contaminants from municipal drinking water systems. Our customers range from manufacturers of micro-chips, textiles and food and beverage service, to health care providers, defense contractors and the military. The management team of our Aquacell Water subsidiary has over 50 years combined experience in the water treatment industry.


Critical Accounting Policies

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our consolidated financial statements because they are affected significantly by management's judgments, assumptions and estimates.

     Goodwill:

     Goodwill represents the excess of the purchase price over the fair value of net assets of a business acquired. The Company has adopted Statements of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Fair value of the reporting unit is determined by comparing the fair value of the unit with its carrying value, including goodwill. Impairment tests are performed using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed at June 30th, the end of the Company's fiscal year. Impairment changes were $74,000 and $218,000 for the years ended June 30, 2005 and 2004.

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

     Long-lived assets:

     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2005 that impairment, where appropriate, was recorded in the financial statements.

     New Accounting Pronouncements:

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123( R ) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments. SFAS 123 ( R ) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

     The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

     SFAS No. 123 ( R ) is effective for small business issuer's financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

     The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.


Results of Operations

     For the year ended June 30, 2005 on a consolidated basis, revenues were $837,000, representing an increase of $108,000, or 15%, over the preceding year, resulting primarily from our initial advertising revenues of $30,000 and an increase in sales by our Aquacell Water subsidiary of $83,000. Cost of sales was 66% for the year ended June 30, 2005 as compared to 74% for the prior year. The decrease in cost of sales percentage resulted from spreading manufacturing cost over an increased sales volume from our Aquacell Water subsidiary.

     Net loss on a consolidated basis, attributable to common stockholders, for the year ended June 30, 2005 decreased to $4,001,000 or $0.24 per share, as compared to $4,562,000 or $.40 per share, for the prior year representing a 12% reduction of net loss. The decrease in the loss is primarily attributable to the decrease in impairment loss on goodwill of $144,000, a fair value adjustment of a derivative in the amount of $333,000, and write-off of accrued interest on notes receivable in the amount of $48,000.

     Salaries and wages decreased by $20,000 for the year ended June 30, 2005 over the prior year resulting primarily from bonuses paid in the prior year. Legal, accounting and other professional expenses increased by approximately $60,000 for the year ended June 30, 2005 resulting primarily from independent consulting services. Stock based compensation increased by $101,000 to $1,173,000 for the year ended June 30, 2005 resulting from a write-off of warrants, related to certain consulting agreements, issued during prior years. Other costs and expenses decreased by approximately $109,000, or 6% to $1,593,000 for the year ended June 30, 2005. Current period expenses consisted primarily of manufacturing costs- billboard coolers-$481,000; rent-$100,000; telephone and utilities-$46,000; travel-$81,000; business promotion-$102,000; insurance- $91,000; and vehicle expenses-$84,000.

Liquidity and Capital Resources

     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It intends to continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,549,000 through the exercise of warrants to purchase common shares and private placements of common shares and Series B Convertible Preferred stock during the year ended June 30, 2005. The Company has continued to pursue the placement of its water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle as outlined in the Overview section of Management's Discussion.

     Cash used by operations during the year ended June 30, 2005 amounted to $1,947,000. Net loss of $3,888,000 was reduced by impairment loss on goodwill of $74,000, non-cash stock based compensation in the amount of $1,173,000, depreciation and amortization of $79,000 and a bad debt provision of $15,000. Net loss was further decreased by increases in accounts payable of $205,000, accrued liabilities of $368,000 and by net changes in prepaid expenses, customer deposits, accounts receivable and inventories aggregating $27,000.

     Cash used by investing activities during the year ended June 30, 2005 represented capital expenditures in the amount of $471,000 primarily for billboard coolers and by payments on notes issued for the purchase of equipment in the amount of $3,000.

     Cash provided by financing activities was approximately $1,653,000. Proceeds from private placements of common and Preferred B stock amounted to $448,000 and expenses were $24,000. Proceeds from exercises of common stock purchase warrants amounted to $1,269,000 and expenses amounted to $144,000. Proceeds from subscriptions receivable were $40,000. Loans from related parties amounted to $100,000 and the Company paid dividends of Series B Preferred stock in the amount of $36,000.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $12,392,000 if exercised. As of June 30, 2005, 250,000 warrants generating $39,000 were in the money and 7,946,000 warrants generating $12,353,000 were out of the money. Historically, the Company has repriced out of the money warrants issued in connection with equity placements to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

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

     During December 2004, the Company announced the spin-off of its inactive Aquacell Water subsidiary to its common stockholders on a share for share basis. It was anticipated that Aquacell Water might acquire our Water Science Technologies, Inc. subsidiary. On July 19, 2005 the Board of Directors approved that, in place of the Company's spin-off of its inactive Aquacell Water subsidiary, management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc. Furthermore, this subsidiary will file a Form 10 registration statement with the possibility of spinning this company off to the AquaCell Technologies, Inc.'s common stockholders on a share for share basis. However, there is no assurance that this spin-off will occur.

     At June 30, 2005 five tax liens have been filed; two Federal tax liens against the Company in the amount of $98,000, a Federal tax lien against an inactive subsidiary in the amount of $76,000, a Federal tax lien against another subsidiary in the amount of $118,000 and a state tax lien against the inactive subsidiary in the amount of $26,000. We are in negotiations to reach settlement agreements with the appropriate tax agencies. There are no assurances that these negotiations will result in successful agreements and the Company's assets could be subject to enforcement action.

     Management believes that its present cash position combined with subsequent equity raises and conversion of warrants and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.


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

     See Exhibit Index.


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


Dated:  October 11, 1005                    AQUACELL TECHNOLOGIES, INC.
                                            (Registrant)

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


Signatures              Title                                 Date
----------              -----                                 ----


/s/ James C. Witham     Chairman of the Board of Directors    October 11, 1005
----------------------  and Chief Executive Officer
    James C. Witham     (Principal Executive Officer)


/s/ Karen B. Laustsen   Director and President                October 11, 1005
----------------------
    Karen B. Laustsen


/s/ Gary S. Wolff       Director and Chief Financial Officer  October 11, 1005
----------------------  (and Principal Accounting Officer)
    Gary S. Wolff


/s/ Glenn Bergenfield   Director                              October 11, 1005
----------------------
    Glenn Bergenfield


/s/ Dr. William DiTuro  Director                              October 11, 1005
----------------------
    Dr. William DiTuro


/s/ James Barton        Director                              October 11, 1005
----------------------
    James Barton

                                  EXHIBIT INDEX

 Exhibit
 Number     Description
---------   -------------------------------------------------------------------

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

                           AQUACELL TECHNOLOGIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................     F-1


FINANCIAL STATEMENTS

Consolidated Balance Sheet, June 30, 2005..............................     F-2

Consolidated Statements of Operations for the years ended
       June 30, 2005 and 2004..........................................     F-3

Consolidated Statements of Stockholders' Equity (Deficiency)
       for the years ended June 30, 2005 and 2004......................     F-4

Consolidated Statements of Cash Flows for the years ended
       June 30, 2005 and 2004..........................................     F-6

Notes to Consolidated Financial Statements.............................     F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors of
AquaCell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of AquaCell Technologies, Inc. and Subsidiaries ("the Company") as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period ended
June 30, 2005 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AquaCell Technologies, Inc. and Subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has incurred significant operating losses for the years ended June 30, 2005 and 2004, and as of June 30, 2005 has a significant working capital deficiency and a stockholders' deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ WOLINETZ, LAFAZAN & COMPANY, P.C.
                                          --------------------------------------
                                              WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 3, 2005
(Except for Note Q (3), as to which the date is October 10, 2005)

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2005

ASSETS

Current assets:
   Cash.......................................................... $     92,000
   Subscription receivable.......................................      148,000
   Accounts receivable, net of allowance of $17,000..............       59,000
   Inventories...................................................       13,000
   Prepaid expenses and other current assets.....................       40,000
                                                                  -------------
      Total current assets.......................................      352,000
                                                                  -------------

Property, equipment, and billboard coolers, net..................    1,211,000
                                                                  -------------
Other assets:
   Goodwill......................................................      750,000
   Patents, net..................................................       54,000
   Security deposits.............................................       16,000
                                                                  -------------
      Total other assets.........................................      820,000
                                                                  -------------
                                                                  $  2,383,000
                                                                  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................. $    787,000
   Accrued liabilities...........................................    1,074,000
   Preferred stock dividend payable- Class A.....................        2,000
   Preferred stock dividend payable- Class B.....................       21,000
   Customer deposits.............................................       17,000
   Loan payable - related party..................................      100,000
   Current portion of deferred payable...........................       22,000
                                                                  -------------
      Total current liabilities..................................    2,023,000

Deferred payable, net of current portion.........................      451,000
                                                                  -------------
      Total liabilities..........................................    2,474,000
                                                                  -------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock - Class A, par value $.001;
   liquidation preference $46,000; 1,870,000 shares authorized;
   70,000 issued and outstanding................................             -
Preferred stock - Class B, par value $.001;
   liquidation preference $308,000; 4,000,000 shares authorized;
   718,000 issued and outstanding................................        1,000
Preferred stock, par value $.00l;
   4,130,000 shares authorized; no shares issued.................            -
Common stock, par value $.001; 40,000,000 shares authorized;
   18,880,465 shares issued and outstanding......................       19,000
Additional paid-in capital.......................................   22,566,000
Accumulated deficit..............................................  (21,449,000)
                                                                  -------------
                                                                     1,137,000
Unamortized deferred compensation................................   (1,228,000)
                                                                  -------------
      Total stockholders' deficiency.............................      (91,000)
                                                                  -------------
                                                                  $  2,383,000
                                                                  =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2005           2004
Revenue:                                           -------------   -------------
  Net sales ...................................... $    807,000    $    729,000
  Advertising revenue ............................       30,000               -
                                                   -------------   -------------
                                                        837,000         729,000
                                                   -------------   -------------
Costs and expenses:
  Cost of sales...................................      532,000         542,000
  Salaries and wages..............................    1,004,000       1,024,000
  Legal, accounting and other
    professional expenses.........................      258,000         198,000
  Stock based compensation........................    1,173,000       1,072,000
  Other...........................................    1,593,000       1,702,000
  Impairment loss on goodwill.....................       74,000         218,000
  Write-off of notes receivable and
    accrued interest..............................            -          48,000
  Fair value adjustment of deferred payable -
    derivative....................................            -         333,000
                                                   -------------   -------------
                                                      4,634,000       5,137,000
                                                   -------------   -------------
Loss from operations before other income (expense)   (3,797,000)     (4,408,000)
                                                   -------------   -------------
Other income (expense):
  Interest expense................................      (91,000)       (106,000)
  Interest income.................................            -           2,000
                                                   -------------   -------------
                                                        (91,000)       (104,000)
                                                   -------------   -------------
Net loss for the year............................. $ (3,888,000)   $ (4,512,000)
                                                   =============   =============
Weighted average common shares outstanding -
  basic and diluted...............................   16,724,000      11,396,000
                                                   =============   =============

Loss attributable to common stockholders:
  Net loss........................................ $ (3,888,000)   $ (4,512,000)
  Preferred stock dividends.......................      113,000          50,000
                                                   -------------   -------------
  Loss attributable to common stockholders........ $ (4,001,000)   $ (4,562,000)
                                                   =============   =============
  Net loss per common share....................... $      (0.24)   $      (0.40)
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                         Preferred Stock- Preferred Stock-
                         Class A          Class B          Common Stock
                         ---------------- ---------------- ------------------ Additional                 Unamortized
                         Number    Par    Number    Par    Number     Par     Paid-in      Accumulated   Deferred
                         of Shares Value  of Shares Value  of Shares  Value   Capital      Deficit       Compensation  Total
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Balances-
   July 1, 2003......... 1,185,000 $1,000         - $    -  8,726,224 $ 9,000 $13,544,000  $(13,049,000) $   (339,000) $   166,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Sale of 3,005,204
   shares of common
   stock in
   connection with
   private placements,
   net of costs of
   $468,000.............                                    3,005,204   3,000   3,483,000                                3,486,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 1,400,000
   common stock warrants
   in connection with
   consulting
   agreements...........                                                        2,707,000                  (2,707,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Amortization of
   deferred costs.......                                                                                    1,072,000    1,072,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Conversion of 510,000
   shares of Class A
   preferred stock to
   510,000 shares of
   common stock......... (510,000)      -                     510,000       -                                                    0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Dividends on Class A
   preferred stock......                                                          (50,000)                                 (50,000)
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 100,000
   shares of common
   stock in connection
   with service
   agreement............                                      100,000       -      82,000                     (82,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 2,114,867
   shares of common
   stock upon exercise
   of common stock
   warrants, net of
   expenses of $79,000..                                    2,114,867   2,000     783,000                      (3,000)     782,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 35,000
   shares of common
   stock upon
   exercise of
   stock options........                                       35,000       -      33,000                                   33,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Net loss for the
   year ended
   June 30, 2004........                                                                     (4,512,000)                (4,512,000)
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Balances-
   June 30, 2004........  675,000   1,000         -      - 14,491,295  14,000  20,582,000   (17,561,000)   (2,059,000)     977,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 400,000
   shares of common
   stock in connection
   with amendment of
   consulting
   agreements...........                                      400,000   1,000     242,000                    (243,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 150,000
   common stock
   warrants in
   connection with
   consulting
   agreements...........                                                           55,000                     (55,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 225,000
   common stock
   warrants in
   connection with
   amendment of a
   nonexclusive                                                                   143,000
   finders agreement....                                                         (143,000)                                       0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 40,000
   shares of common
   stock as payment
   of legal fees
   for filing of a
   registration                                                                    24,000                     (24,000)           0
   statement............                                       40,000       -     (24,000)                     24,000            0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Amortization of
   deferred costs.......                                                                                    1,173,000    1,173,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Conversion of 605,000
   shares of Class A
   preferred stock to
   605,000 shares of
   common stock......... (605,000) (1,000)                    605,000   1,000                                                    0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Balances forward to F-5    70,000  $    -         - $    - 15,536,295 $16,000 $20,879,000  $(17,561,000) $ (1,184,000) $ 2,150,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)-Continued

                         Preferred Stock- Preferred Stock-
                         Class A          Class B          Common Stock
                         ---------------- ---------------- ------------------ Additional                 Unamortized
                         Number    Par    Number    Par    Number     Par     Paid-in      Accumulated   Deferred
                         of Shares Value  of Shares Value  of Shares  Value   Capital      Deficit       Compensation  Total
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Balances
   forward from F-4        70,000  $    -         - $    - 15,536,295 $16,000 $20,879,000  $(17,561,000) $ (1,184,000) $ 2,150,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 2,275,751
   shares of common
   stock upon exercise
   of common stock
   warrants net of
   expenses of $144,000.                                    2,275,751   2,000   1,180,000                                1,182,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Sale of 983,334 shares
   of common stock in
   connection with
   private placements...                                      983,334   1,000     294,000                                  295,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 35,085
   shares of common
   stock as
   payment of dividends
   on Class A
   preferred stock......                                       35,085       -      26,000                                   26,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Deemed dividends on
   beneficial
   conversion
   feature of
   preferred stock                                                                 36,000
   offering.............                                                          (36,000)                                       0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 50,000
   shares of common
   stock in
   connection with an
   employment agreement.                                       50,000       -      20,000                     (20,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 25,000
   common stock warrants
   as loan consideration
   in connection with a
   loan from a related
   party................                                                            5,000                      (5,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Issuance of 100,000
   common stock
   warrants in
   connection with an
   investor relations
   agreement............                                                           19,000                     (19,000)           0
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Sale of 718,000 shares
   of Class B preferred
   stock, net of
   expenses of $24,000..                    718,000  1,000          -       -     219,000                                  220,000
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Dividends on
   Class A
   preferred stock......                                                          (19,000)                                 (19,000)
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Dividends on
   Class B
   preferred stock......                                                          (57,000)                                 (57,000)
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Net loss for the
   year ended
   June 30, 2005........                                                                     (3,888,000)                (3,888,000)
------------------------ --------- ------ --------- ------ ---------- ------- ------------ ------------- ------------- ------------
Balances- June 30, 2005     70,000 $    -   718,000 $1,000 18,880,465 $19,000 $22,566,000  $(21,449,000) $ (1,228,000) $   (91,000)
======================== ========= ====== ========= ====== ========== ======= ============ ============= ============= ============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2005           2004
                                                   -------------   -------------
Cash flows from operating activities:

Net loss.......................................... $ (3,888,000)   $ (4,512,000)

Adjustment to reconcile net loss to net cash used
    in operating activities:
  Fair value adjustment of deferred payable.......            -         333,000
  Impairment loss on goodwill.....................       74,000         218,000
  Write-off of notes receivable and
    accrued interest..............................            -          48,000
  Stock based compensation........................    1,173,000       1,072,000
  Provision for bad debts.........................       15,000          17,000
  Depreciation and amortization...................       79,000          45,000

Changes in:
  Accounts receivable.............................      (23,000)          6,000
  Accrued interest receivable.....................            -          21,000
  Prepaid expenses and other current assets.......       13,000          70,000
  Inventories.....................................       81,000         (10,000)
  Security deposits...............................            -          (2,000)
  Accounts payable................................      205,000        (195,000)
  Accrued liabilities.............................      368,000         203,000
  Customer deposits...............................      (44,000)         38,000
                                                   -------------   -------------
        Net cash used in operating activities.....   (1,947,000)     (2,648,000)
                                                   -------------   -------------
Cash flows from investing activities:
  Payments on notes issued for purchase of
    property and equipment........................       (3,000)        (4,000)
  Collections on notes receivable.................            -         91,000
  Capital expenditures............................     (471,000)      (782,000)
                                                   -------------   -------------
        Net cash used in investing activities.....     (474,000)      (695,000)
                                                   -------------   -------------
Cash flows from financing activities:
  Proceeds (repayments) of loans from related
    parties.......................................      100,000        (80,000)
  Proceeds from private placements of Class B
    preferred stock...............................      153,000               -
  Proceeds from private placements of
    common stock..................................      295,000       3,954,000
  Expenses of stock offerings.....................      (24,000)       (468,000)
  Preferred stock dividends paid- Class A.........             -        (53,000)
  Preferred stock dividends paid- Class B.........      (36,000)              -
  Proceeds from subscriptions receivable..........       40,000               -
  Proceeds from exercise of stock options.........            -          33,000
  Proceeds from exercise of common stock warrants.    1,269,000         864,000
  Expense of warrant exercise.....................     (144,000)        (79,000)
                                                   -------------   -------------
        Net cash provided by financing activities.    1,653,000       4,171,000
                                                   -------------   -------------
Increase (decrease) in cash.......................     (768,000)        828,000
Cash, beginning of year...........................      860,000          32,000
                                                   -------------   -------------
Cash, end of year................................. $      92,000    $   860,000
                                                   =============   =============

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                        Year Ended June 30,
                                                   -----------------------------
                                                        2005           2004
                                                   -------------   -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest.......................... $           -   $           -

Supplemental schedule of non-cash investing and
    financing activities:
  Issuance of common stock and warrants for
    services...................................... $     342,000   $   2,789,000
  Dividends payable on preferred stock............ $      23,000   $       9,000
  Deemed dividends on preferred stock............. $      36,000   $           -
  Conversion of 605,000 shares of preferred stock
    to 605,000 shares of common stock............. $       1,000   $           -
  Accrued legal fees paid as consideration for
    warrant exercise.............................. $           -   $      49,000
  Legal fees prepaid as consideration for
    warrant exercise.............................. $           -   $       3,000
  Write-off of notes receivable against reserve... $           -   $     177,000
  Subscription receivable for conversion of
    warrants...................................... $      57,000   $      40,000
  Issuance of common stock in payment of
    dividends on preferred A stock................ $      26,000   $           -
  Issuance of common stock for legal fee in
    connection with stock offering................ $      24,000   $           -
  Subscription receivable for purchase of Class B
    preferred shares.............................. $      91,000   $           -

The accompanying notes are an integral part of these financial statements.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2005

Note A - Description of Business and Basis of Presentation

       Description of Business:

       AquaCell Technologies, Inc. was incorporated in Delaware on March 19, 1997 and its principal business activity is the manufacture and sale of products for water filtration and purification through its operating subsidiaries Aquacell Water, Inc. (formerly Water Science Technologies, Inc.) and to a lesser extent, Global Water-Aquacell Inc., currently an inactive company. Its Aquacell Media, Inc. subsidiary places coolers into various locations and sells targeted advertising on the bottle band of the permanently attached five-gallon bottle. AquaCell Technologies, Inc. and its wholly owned subsidiaries (the "Company") conduct substantially all of its business in the United States.

       Going Concern:

       The Company incurred net losses of $3,888,000 and $4,512,000 during the years ended June 30, 2005 and 2004, respectively. In addition, the Company had a working capital deficiency of $1,671,000 and a stockholders' deficiency of $91,000 at June 30, 2005. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

       During the year ended June 30, 2005, the Company had successfully obtained external financing through private placements of equity securities and exercise of warrants.

       The Company has developed a plan to address liquidity in several ways, namely:

       . Continue to raise capital through the sale or exercise of equity securities.

       . Continue to pursue the placement of our water cooler billboards in various locations.

       . Increase revenue through the sale of advertising on the band of the cooler's permanently attached five-gallon bottle.

       . Increase revenue through the sale of water systems and related products.


Note B - Summary of Significant Accounting Policies

[1]    Principles of consolidation:

       The accompanying consolidated financial statements include the accounts of AquaCell Technologies, Inc., and its wholly owned subsidiaries. Such subsidiaries are Global Water Aquacell, Inc., currently an inactive company, incorporated December 21, 1998, Aquacell Water, Inc. (formerly Water Science Technologies, Inc.) acquired on March 19, 2002, and AquaCell Media, Inc., formed on September 10, 2001. Aquacell Media, Inc. had minimal revenues through June 30, 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

       Billboard coolers, manufactured by the Company, are stated at cost. Depreciation is computed using the straight-line method over their estimated useful life of five years, commencing with the date placed on location.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note B - Summary of Significant Accounting Policies-(continued)

[4]    Goodwill:

       Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with our acquisition of Water Science Technologies, Inc. The Company has adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". Fair value of the reporting unit is determined by comparing the fair value of the unit with its carrying value, including goodwill. Impairment tests are performed using discounted cash flow analysis and estimates of sales proceeds. The annual evaluation of goodwill is performed as of June 30, the end of the Company's fiscal year. Impairment charges were $74,000 and $218,000 for the years ended June 30, 2005 and 2004, respectively.

[5]    Patents:

       The value of patents is amortized over nine years, their remaining useful lives at date of acquisition, using the straight-line method. Patents at June 30, 2005, are stated net of accumulated amortization of approximately $143,000. Amortization expense was approximately $22,000 for each of the years ended
June 30, 2005 and 2004.

[6]    Revenue recognition:

       Revenues are recorded at the time our products are shipped unless we agreed to install the products, in which case we recognize revenue at the time of installation. Advertising revenues are recognized on a straight-line basis over the term of the advertising contract.

[7]    Advertising:

       Advertising costs are expensed as incurred. Advertising expense for the years ended June 30, 2005 and 2004, was approximately $0 and $119,000, respectively.

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

[10]   Net loss per common share:

       Loss per common share is based upon the weighted average number of common shares outstanding during the year. Diluted loss per common share is the same as basic loss per share, as the effects of potentially dilutive securities (see Notes I (3) and I (5)) are antidilutive. Losses attributable to common stock have been adjusted for the preferred stock dividends.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note B - Summary of Significant Accounting Policies-(continued)

[11]   Long-lived assets:

       The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined that as of June 30, 2005, that impairment, where appropriate, was recorded in the financial statements.

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

[14]   Stock based compensation:

       The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

       The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock, warrants and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

       In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The provisions of SFAS No. 148 are effective for financial statements for the year ended June 30, 2003. SFAS No. 148 did not have a material impact on the Company's consolidated financial statements as the adoption of this standard does not require the Company to change and the Company does not plan to change to the fair value based method of accounting for stock-based compensation.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note B - Summary of Significant Accounting Policies-(continued)

[14]   Stock based compensation: (continued)

                                                                             For the Year
                                                                            Ended June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
     Net loss applicable to common stockholders, as reported.......  $(4,001,000)   $(4,562,000)
          Add: stock-based employee compensation expense
                  included in reported net loss applicable to
                  common stockholders..............................            -              -

          Less: total stock-based employee compensation
                  expense determined under the fair value-based
                  method of all awards.............................      (416,000)      (672,000)
                                                                      ------------   ------------
     Proforma Net Loss Applicable to Common Stockholders...........   $(4,417,000)   $(5,234,000)
                                                                      ============   ============
     Basic and Diluted Net Loss Applicable to Common Stockholders:
          As reported..............................................   $      (.24)   $      (.40)
                                                                      ============   ============
          Proforma.................................................   $      (.26)   $      (.46)
                                                                      ============   ============

       The fair value during the year ended June 30, 2005 was estimated at the date of grant using the Black-Scholes option-pricing using the following weighted-average assumptions:

                     Assumptions                          2005
                     -----------                       ---------
                     Risk-free rate                        3.1 %
                     Annual rate of dividends                  0
                     Volatility                             88 %
                     Average Life                      7.2 years


       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Our employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate. During 2005, the estimated fair value of the options granted was $0.42 per unit.


[15]   Shipping and handling fees and costs:

       Shipping and handling fees and costs of approximately $42,000 and $21,000 for the years ended June 30, 2005 and 2004, respectively, are included in other expenses.

[16]   Derivatives:

       The Company recognizes all speculative derivatives on the balance sheet at fair value on the date the derivative instrument is entered into, with a corresponding charge to income (loss) from operations in accordance with SFAS-133. Subsequent changes to fair value are reflected in income (loss) from operations. Fair value is estimated at each balance sheet date using a Black-Scholes pricing model.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note B - Summary of Significant Accounting Policies-(continued)

[17]   New accounting pronouncements:

       In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-Based Payment." SFAS 123( R ) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments. SFAS 123 ( R ) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS No. 123, as originally issued.

       The revised statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements.

       SFAS No. 123 ( R ) is effective for small business issuer's financial statements for the first interim or annual reporting period that begins after December 15, 2005, with early adoption encouraged.

       The Company is currently evaluating the impact that this statement will have on its financial condition or results of operations.

       Emerging Issue Task Force (EITF) Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

       The adoption of this pronouncement did not have a material effect on the Company's financial statements.

       In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning July 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

[18]   Reclassifications:

       Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on our results of operations, stockholders' deficiency or cash flows.


Note C - Subscriptions Receivable:

       At June 30, 2005 the subscriptions receivable consisted of $91,000 resulting from the sale of shares in the Class B Preferred Stock private placement and $57,000 from the exercise of common stock purchase warrants. All of the subscriptions receivable were paid prior to the issuance of the financial statements and, accordingly, are classified as current assets.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note D - Inventories:

       Inventories consist of the following at June 30, 2005:

             Raw materials.................................... $    12,000
             Work in progress.................................       1,000
                                                               ------------
                                                               $    13,000
                                                               ============

Note E - Property and Equipment and Billboard Coolers:

       Property and equipment is summarized as follows at June 30, 2005:

             Billboard coolers- on location................... $   539,000
             Billboard coolers- not on location...............     538,000
             Billboard coolers parts- not on location.........     157,000
             Furniture and fixtures...........................      36,000
             Equipment - office...............................     101,000
             Machinery and equipment..........................     131,000
             Leasehold improvements...........................      12,000
             Truck............................................      11,000
                                                               ------------
                                                                 1,525,000
                                                                   314,000
                                                               ------------
             Less accumulated depreciation.................... $ 1,211,000
                                                               ============

       Depreciation expense was approximately $57,000 and $23,000 for the year ended June 30, 2005 and 2004, respectively.

Note F - Accrued Liabilities

       At June 30, 2005 the accrued liabilities consisted of officers' salaries of $260,000, payroll taxes withheld of $390,000, accrued payroll taxes of $134,000, accrued penalties and interest on taxes payable of $191,000 and other accrued liabilities of $99,000. As of June 30, 2005 five tax liens have been filed; four Federal tax liens of approximately $292,000 and one state tax lien of approximately $26,000.

Note G - Loan Payable- Related Party

       At June 30, 2005 loan payable to a related party consisted of an unsecured demand loan of $100,000, from a director of the Company, with interest at the rate of 8% per annum. In connection with the loan the lender received 25,000 common stock purchase warrants (See Note I (5)).


Note H - Deferred Payable

       At June 30, 2005, the deferred payable represented the unpaid balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. The unpaid balance of $473,000, of which $22,000 is classified as a current liability, represented a return to the private company of $1,339,000 reduced by $866,000 received from the sales of 451,807 shares of AquaCell common stock that it owned (See Note N (2)). This amount is payable solely from 5% of the future revenues to generated by our Global Water-Aquacell subsidiary. The Company recognized a $333,000 fair value adjustment of this payable during the year ended June 30, 2004.


Note I - Equity Transactions

[1]    Series A Convertible Preferred Stock:

       During the years ended June 30, 2005 and 2004, 605,000 and 510,000 shares, respectively, of Series A Convertible Preferred Stock were converted into 605,000 and 510,000 shares of Common Stock of the Company, respectively.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2004

Note I - Equity Transactions-(continued)

[2]    Series B Convertible Preferred Stock:

       During June 2005 the Company completed a private placement of 718,000 shares of its newly designated Series B Convertible Preferred Stock. The offering consisted of 718,000 shares of class B convertible preferred stock at a price of $0.34 per share and 279,500 Class B common stock purchase warrants exercisable at $0.50 per share. The Series B Convertible Preferred Stock carries an $.08 per share annual dividend and is convertble into the Company's common stock on a one for one basis. The first year's dividend was prepaid in full at the time of the sale. Based on the effective conversion price of the preferred stock using a relative fair value of $39,000 attributable to the warrants the Company recognized a beneficial conversion feature of $36,000 as a deemed dividend to the holders of the convertible preferred stock. In connection with this offering the Company received net proceeds of $168,000 after dividends paid of $57,000 and expenses of $19,000. In addition the Company issued 24,891 Class B common stock purchase warrants exercisable at $0.50 per share to the placement agent.


[3]    Stock option plans:

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

       During January 2002, the Board of Directors adopted a Director's Option Plan covering an aggregate amount of 500,000 shares of common stock. As of June 30, 2005, 360,000 options have been granted under this plan.

       A summary of stock option activity under both plans is as follows:

                                                 Year Ended June 30,
                                    --------------------------------------------
                                            2005                    2004
                                    --------------------    --------------------
                                                Weighted                Weighted
                                                Average                 Average
                                                Exercise                Exercise
                                      Shares    Price         Shares    Price
                                    ----------  --------    ----------  --------
Balance July 1..................    1,066,000     $1.10       506,000     $0.90
   Options granted..............      985,000      0.51       620,000      1.26
   Options cancelled............     (115,500)     1.06       (25,000)     1.02
   Options exercised............            0         -       (35,000)     0.94
                                    ----------  --------    ----------  --------

Balance, June 30................    1,935,500     $0.80     1,066,000     $1.10
                                    ==========              ==========

Exercisable, June 30............      562,000     $1.01       377,000     $1.07
                                    ==========              ==========

       During the year ended June 30, 2004 options were exercised for 35,000 shares and the Company received proceeds of $33,000. No options were exercised during the year ended June 30, 2005.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[3]    Stock option plans (continued)

       The following table presents information relating to stock options outstanding at June 30, 2005:

                   Options Outstanding                    Options Exercisable
       -------------------------------------------       ---------------------
                                          Weighted-
                              Weighted-   Average                   Weighted-
                              Average     Remaining                 Average
       Exercise               Exercise    Life in                   Exercise
       Price      Shares      Price       Years          Shares     Price
       --------   ---------   ---------   ---------      --------   ----------
         0.37        35,000                  7.0                -
         0.40       190,000                  7.2           40,000
         0.41        42,500                  6.8                -
         0.55       717,500                  6.7           40,000
         0.60       140,500                  4.5           56,000
         0.65        30,000                  7.6           30,000
         1.00        60,000                  9.2           60,000
         1.15        85,000                  7.0           73,000
         1.16        70,000                  3.9           42,000
         1.24       515,000                  6.0          171,000
         1.45        50,000                  8.8           50,000
                  ---------               ---------      --------
                  1,935,500     $0.80        6.5          562,000     $1.01
                  =========               =========      ========

       If the options had been accounted for under SFAS 123, net loss attributable to common stockholders for the years ended June 30, 2005 and 2004, would have been $(4,417,000) or $(0.26) per common share, and $(5,234,000) or $(0.46) per common share, respectively. The fair value of options granted during the years ended June 30, 2005 and June 30, 2004, was $0.42 and $0.27 per share on the date of grant, respectively. The options were valued utilizing the Black-Scholes valuation method using the following assumptions: risk-free interest rate of 3.1% and 4.99%, volatility of 88% and 42% and expected lives of five and three years, respectively.

[4]    Issuances of common stock:

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

       During December 2003 the Company issued 1,100,000 shares of common stock in connection with the exercise of 1,100,000 common stock purchase warrants issued for marketing and consulting agreements (see Note N(2)). The Company received proceeds of $11,000.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[4]    Issuances of common stock:  (continued)

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

       During June 2004 the Company issued 965,000 shares of common stock in connection with the repricing of 965,000 common stock purchase warrants issued in a private placement completed during July - September 2003 (See Note H(5)). The $4.00 warrants were repriced to $0.83. The Company received gross proceeds of $812,000 from the warrant exercise and expenses were $79,000. In connection with the exercise the Company issued new common stock purchase warrants for 383,000 shares of its common stock exercisable at $4.00 per share and 582,000 shares of its common stock exercisable at $2.00 per share and repriced an additional 401,000 existing warrants from an exercise price of $4.00 to an exercise price of $2.00 per share.

       In connection with a three-year service agreement (see Note N (2)) the Company issued 100,000 shares of its common stock valued at $82,000. There was no amortization during the year ended June 30, 2004. Amortization amounted to $16,000 for the year ended June 30, 2005.

       During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. These shares were valued at $66,000 based upon closing market price at the date of issuance. Such amount will be amortized to expense over the remaining term of the agreement. Amortization amounted to $17,000 for the year ended June 30, 2005.

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

       During October and November 2004 the Company issued an aggregate of 693,000 shares of common stock in connection with the exercise of 693,00 common stock purchase warrants issued in previously completed private placements. Warrants with exercise prices ranging from $.80 to $4.00 were repriced to prices ranging from $.55 to $.68. The Company realized gross process of $434,000 and expenses were $43,000 in connection with the exercise. New common stock purchase warrants were issued for 600,000 shares of common stock exercisable at $.80 per share and 93,000 shares of common stock exercisable at $.90 per share.

       During November 2004 the Company amended an August 2003 consulting agreement to provide for additional compensation of 300,000 common shares. These shares were valued at $177,000 based upon closing market price at the date of issuance. The original agreement was extended for a two year period and the remaining aggregate deferred compensation in the amount of $410,632 will be amortized to expense over the remaining term of the agreement. Amortization amounted to $70,000 for the year ended June 30, 2005.

       During November 2004 the Company issued 40,000 shares of common stock in payment of legal fees in connection with the January 2005 filing of a registration statement. The shares were valued at $24,000 based upon the closing market price at the date of issuance.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[4]    Issuances of common stock:  (continued)

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

       During December 2004 the Company issued 50,000 shares of common stock in connection with an employment agreement. These shares were valued at $20,000 based upon the closing market price at the date of issuance. Such amount was charged to operations for the year ended June 30, 2005.

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

       During March 2005 the Company completed a private placement of 566,667 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 and one common stock purchase warrant exercisable at $.75 per share. The warrant contains a call feature. The Company received proceeds of $170,000 and there were no expenses incurred.

       During April 2005 the Company completed a private placement of 416,667 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 and one common stock purchase warrant exercisable at $.75 per share. The Company received proceeds of $125,000 and there were no expenses incurred.

       During April 2005 the Company issued 50,334 shares of common stock in connection with the exercise of 50,334 common stock warrants. Warrants with an exercise price of $.90 were repriced to $.32. The Company realized gross proceeds of $16,000 and expenses were $3,000 in connection with the exercise. New common stock purchase warrants were issued for 100,668 shares of common stock exercisable at $.75 per share.


[5]	Issuances of common stock purchase warrants:

       In connection with a distribution agreement (See Note N (2)), the Company issued warrants to purchase 300,000 shares of the Company's common stock to be exercisable for a five-year period (100,000, 100,000, and 100,000 at exercise prices of $5.00, $6.00, and $7.00, per share respectively). The Company estimated the fair value of these warrants to be $283,000, utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33%, and a term of five years. Such amount is being amortized over five years. During the year ended June 30, 2003 the agreement was amended and the 100,000 warrants exercisable at $6.00 per share and the 100,000 warrants exercisable at $7.00 per share were returned to the Company. The unamortized portion of these warrants, in the amount of $110,000, was written off to additional paid in capital. Amortization amounted to $54,000 for the year ended June 30, 2005 and $24,000 for the year ended June 30, 2004.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[5]	Issuances of common stock purchase warrants: (continued)

       In connection with a one-year credit facility agreement, entered into in August 2002, the Company issued warrants to purchase 160,000 shares of common stock to be exercisable for a five-year period at $.78 per share. The Company estimated the fair value of these warrants to be $43,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. Such amount is being amortized to expense over one year. Amortization amounted to $7,000 during the year ended June 30, 2004.

       In connection with a one-year consulting agreement, entered into in March 2003, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a two-year period at $1.00 per share. The Company estimated the fair value of this warrant to be $12,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of two years. Such amount is being amortized to expense over one year. Amortization amounted to $9,000 during the year ended June 30, 2004.

       In connection with marketing and consulting agreements with five separate entities, entered into in August 2003, the Company issued warrants to purchase 1,250,000 shares of common stock to be exercisable at $ .01 per share. The Company estimated the fair value of these warrants to be $2,564,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. Such amount is being amortized to expense over three years. Amortization for the years ended June 30, 2005 and 2004 amounted to $651,000 and $926,000, respectively.

       In connection with a three year consulting agreement, entered into in February 2004, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a five-year period at $1.22 per share. The Company estimated the fair value of this warrant to be $143,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 3.1%, volatility of 106.9 % and a term of five years. Such amount is being amortized to expense over three years. Amortization amounted to $48,000 for the year ended June 30, 2005 and $17,000 for the year ended June 30, 2004.

       In connection with a warrant repricing, completed in June 2004, the Company issued common stock purchase warrants for 383,000 shares of its common stock exercisable at $4.00 per share and for 582,000 shares of its common stock exercisable at $2.00 per share (See Note I(4)).

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

       During August 2004 the Company issued 50,000 common stock purchase warrants at a price of $.66 per share in connection with performance under an exsisting consulting agreement. The Company estimated the fair value of these warrants to be $25,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 98.71% and a term of five years. Such amount will be amortized over a period of 31 months. Amortization amounted to $9,000 for the year ended June 30, 2005.

       In connection with a warrant repricing, completed in September 2004, the Company issued common stock purchase warrants for 247,000 shares of its common stock exercisable at $.95 per share and for 210,000 shares of its common stock exercisable at $4.00 per share.

       In connection with a warrant repricing, completed in November 2004, the Company issued common stock purchase warrants for 600,000 shares of its common stock exercisable at $.80 per share and 93,000 shares of its common stock exercisable at $.90 per share.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[5]	Issuances of common stock purchase warrants: (continued)

       During November 2004 the Company amended an August 2003 nonexclusive finders arrangement to provide for the issuance of 225,000 common stock purchase warrants at an exercise price of $.85 per share. The Company estimated the fair value of these warrants to be $143,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 98.71% and a term of 5 years. The amount has been charged to Additional Paid-In Capital as a cost of raising capital.

       During December 2004 the Company issued 100,000 common stock purchase warrants at a price of $.40 per share in connection with two consulting agreements. The Company estimated the fair value of these warrants to be $30,000 utilizing the Black Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 98.71% and a term of 5 years. Such amount will be amortized over a five year period. Amortization of $2,000 was recorded during the year ended June 30, 2005.

       In connection with a warrant repricing, completed in December 2004, the Company issued common stock purchase warrants for 974,000 shares of its common stock exercisable at $.75 per share.

       In connection with a warrant repricing, completed in January 2005, the Company issued common stock purchase warrants for 100,000 shares of its common stock exercisable at $.75 per share.

       In connection with a private placement of common stock, completed in March 2005, the Company issued common stock purchase warrants for 566,667 shares of its common stock exercisable at $.75 per share.

       In connection with a private placement of common stock, completed in April 2005, the Company issued common stock purchase warrants for 416,667 shares of its common stock exercisable at $.75 per share.

       In connection with a warrant repricing, completed in April 2005, the Company issued common stock purchase warrants for 100,000 shares of its common stock exercisable at $.75 per share.

       During June 2005 the Company issued 25,000 common stock purchase warrants at a price of $.40 per share to a director of the Company in connection with a $100,000 loan to the Company. The Company estimated the fair value of these warrants to be $5,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 50.06% and a term of 5 years. This amount was charged to operations during the year ended June 30, 2005 (See Note G).

       During June 2005 the Company issued 100,000 common stock purchase warrants at a price of $.37 per share in connection with an investor relations agreement. The Company estimated the fair value of these warrants to be $19,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 50.06% and a term of 5 years. There was no amortization taken during the year ended June 30, 2005 since the agreement became effective on July 1, 2005 (See Note O(2)).

       In connection with a private placement of Class B preferred stock, completed in June 2005, the Company issued Class B common stock purchase warrants for 279,500 shares of its common stock exercisable at $.50 per share and an additional 24,891 shares of its common stock exercisable at $.50 per share to the placement agent.

       All warrants issued in connection with private placements and warrant repricings were issued to non-employees of the Company.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[5]	Issuances of common stock purchase warrants: (continued)

       At June 30, 2005, the Company had warrants outstanding as follows:

              Exercise Price          Shares         Expiration Date
              --------------        ---------        ---------------
                  $ 0.01              150,000        August 2008
                    0.37              100,000        June 2010
                    0.40              100,000        December 2009
                    0.40               25,000        June 2010
                    0.50              150,000        March 2007
                    0.50              304,391        June 2010
                    0.66               50,000        August 2009
                    0.75              974,465        December 2009
                    0.75              100,000        January 2010
                    0.75              566,667        March 2010
                    0.75              517,336        April 2010
                    0.78              160,000        August 2007
                    0.80              150,000        October 2009
                    0.80              200,000        November 2009
                    0.85              225,000        September 2009
                    0.90              147,000        September 2009
                    0.90               93,478        October 2009
                    0.95              110,140        September 2009
                    1.00              300,667        December 2009
                    1.16              685,000        March 2008
                    1.22              150,000        February 2009
                    1.60              500,000        May 2008
                    1.75              600,000        February 2009
                    1.90              608,695        April 2009
                    2.00              134,033        June 2009
                    2.00               50,334        September 2008
                    3.00              100,000        June 2007
                    3.30              100,000        May 2007
                    4.00               20,000        September 2008
                    4.00               93,473        September 2009
                    4.00              110,000        June 2009
                    4.20              200,000        May 2006
                    4.50               50,000        October 2006
                    5.00              100,000        October 2006
                    5.00              100,000        June 2007
                    5.50               50,000        October 2006
                    8.25              120,000        February 2006
                                    ---------
                                    8,195,679
                                    =========

       At June 30, 2005, the weighted average exercise price of the outstanding warrants was $1.51 and the weighted average remaining contractual life of the warrants was 3.71 years.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note I - Equity Transactions-(continued)

[6]    Shares reserved:

       At June 30, 2005, the Company has reserved 10,919,000 shares of common stock for issuance upon conversion of preferred stock and exercise of options and warrants.

Note J - Spin-off of Subsidiary

       During December 2004 the Company announced the spin-off of its inactive Aquacell Water subsidiary to its common stockholders on a share for share basis. It was anticipated that Aquacell Water might acquire our Water Science Technologies, Inc. subsidiary. In July 2005 the Board of Directors changed the structure of the anticipated spin-off. (See Note Q (4)). Aquacell Water has no assets, liabilities or operations and, accordingly, the spin-off would have no material effect on our financial statements.

Note K - Income Taxes:

       At June 30, 2005, the Company had available federal net operating loss caryyforwards to reduce future taxable income, if any, of approximately $13,450,000. The net operating loss carryforwards expire at various dates through 2025.

       At June 30, 2005, the Company has a deferred tax asset of approximately $5,783,000, representing the benefit of its net operating loss carryforwards. The Company has not recorded a tax benefit because realization of the benefit is uncertain and therefore a valuation allowance has been fully provided against the deferred tax asset. The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $1,139,000 and $1,118,000 in 2005 and 2004, respectively.


Note L - Other Costs and Expenses

       Other costs and expenses consisted of the following:

                                                                            Year Ended June 30,
                                                                         --------------------------
                                                                            2005           2004
                                                                         -----------    -----------
     Manufacturing expenses - billboard coolers......................... $   481,000    $   482,000
     Rent...............................................................     100,000        119,000
     Telephone and utilities............................................      46,000         56,000
     Travel.............................................................      81,000         67,000
     Business promotion.................................................     102,000        181,000
     Consulting and service fees and expenses...........................      50,000        123,000
     Insurance..........................................................      91,000         75,000
     Vehicle expenses...................................................      84,000        105,000
     Listing fees.......................................................      88,000         50,000
     Exchange fees, transfer agent fees and investor fees and expenses..      58,000         40,000
     Office expenses, postage and supplies..............................     108,000         96,000
     Depreciation and amortization......................................      73,000         30,000
     Other expenses.....................................................     231,000        278,000
                                                                         -----------    -----------
                                                                         $1,593,000     $ 1,702,000
                                                                         ===========    ===========

Note M - Interest Expense:

       Included in interest expense is penalties and interest on delinquent payroll taxes payable in the amount of $78,000 and $96,000 for the years ended June 30, 2005 and 2004, respectively.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note N - Segment Data

       The Company has two reportable segments; water systems and related products and advertising.

       The following table presents information about the Company's business segments for the year ended June 30, 2005:

                                           Water Systems and
                                           Related Products     Advertising        Total
                                           -----------------   -------------   -------------
     Net revenue.......................... $        807,000    $     30,000    $    837,000
     Loss from operations................. $     (1,602,000)   $ (2,195,000)   $ (3,797,000)
     Stock based compensation............. $        369,000    $    804,000    $  1,173,000
     Depreciation and amortization........ $         11,000    $     68,000    $     79,000
     Identifiable assets.................. $      1,149,000    $  1,234,000    $  2,383,000


       Segment accounting was not applicable to the year ended June 30, 2004.


Note O - Commitments and Contingencies

[1]    Lease commitments:

       The Company occupies manufacturing office space in California and Arizona, under noncancellable operating leases. The leases in California have been extended to April 30, 2006. As of June 30, 2005, future minimum commitments under office and equipment operating leases are as follows:

                            Year Ending June 30,
                            --------------------
                                    2006             $  165,000
                                    2007                 20,000
                                                     -----------
                                                     $  185,000
                                                     ===========

       Rent expense under office and equipment leases amounted to approximately $198,000 and $176,000 for the years ended June 30, 2005 and 2004, respectively.

[2]    Consulting agreements:

       On May 30, 2003 the Company negotiated the return and cancellation of all exclusive distribution and marketing rights under the distribution agreement and joint venture agreement, with a private company, the return of 100,000 warrants exercisable at $6.00 per share and the return of 100,000 warrants exercisable at $7.00 per share. In exchange AquaCell granted the private company the right to continue to sell Global Water-Aquacell's products on a non-exclusive basis in those areas in which it retains salesmen. It was agreed that the private company would realize a return of $1,339,000 from sales of the 451,807 shares of AquaCell common stock that it owns and, if required, from 5% of future revenues to be generated by our Global Water-Aquacell subsidiary (See Note H).

       During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for one of these agreements included cash fees of $45,000 paid over a three-month period. In addition, 1,250,000 warrants to purchase common stock of the Company exercisable for five years at a price of $ .01 per share, were issued for all these agreements.

       During February 2004 the Company entered into a three year consulting agreement. Consideration for this agreement was 150,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $1.22 per share (See Note I(4)).

       During June 2004 the Company entered into a three-year service agreement. The agreement calls for a cash payment of $6,000 per month over the term of the agreement, and the issuance of 100,000 shares of the Company's common stock
(See Note I(3)).

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note O - Commitments and Contingencies-(continued)

[2]    Consulting agreements: (continued)

       During December 2004 the Company entered into five year consulting agreements with two separate entities. Consideration for these agreements was 100,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $.40 per share (See Note I(5)).

       During June 2005 the Company entered into a month-to-month investor relations agreement, effective July 1, 2005. Consideration for the agreement was $5,500 per month and 100,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $.37 per share (See Note I
(5)). The agreement will automatically renew on a monthly basis, unless terminated by either party in writing upon 30 days notice.

[3]    Employment agreements

       The Company has employment agreements with various executives and employees of the Company which expire at various dates through January, 2008. These agreements provide for aggregate minimum salaries of $501,000 for the year ending June 30, 2006. The agreements also provide for incentive bonuses based upon achievement of certain milestones

       Effective July 2002 the Company entered into a five-year employment contract with an officer of Aquacell Water. The contract called for a minimum annual salary of $100,000. The contract was terminated in April 2005 in accordance with the provisions of the agreement and the Company will pay $33,000 during the year ending June 30, 2006.

[4]    Legal Proceedings

       From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.


Note P - Major Customers and Suppliers

       During the year ended June 30, 2005 the Company derived approximately 33% of its revenues from two customers and purchased approximately 12% of its materials from one vendor.


Note Q - Subsequent Events

[1]    Equity Transactions

       During July 2005 the Company issued 533,333 shares of its common stock in connection with the exercise of 533,333 common stock warrants. Warrants with exercise prices ranging from $.75 to $1.00 were repriced to $.30. The Company realized gross proceeds of $160,000 and expenses were $16,000 in connection with the exercise. New common stock purchase warrants were issued for 533,333 shares of common stock exercisable at $.50 per share.

       During August 2005 the Company completed a private placement of 900,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 per share and one-half common stock purchase warrant exercisable at $.60 per share. The Company received proceeds of $270,000 and there were no expenses incurred.

       During August 2005 the Company completed a private placement of 200,000 shares of Series B Convertible Preferred Stock. The offering consisted of 200,000 shares of Class B convertible preferred stock exercisable at $.34 and 50,000 Class B common stock purchase warrants exercisable at $.50 per share. The first year annual dividend of $.08 per share was prepaid in full at the time of the placement. The Series B convertible preferred stock is convertible into the Company's common stock on a share for share basis. In connection with this offering the Company received net proceeds of $52,000 after dividends paid of $16,000. There were no expenses in connection with this offering.

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                                 June 30, 2005

Note Q - Subsequent Events-(continued)

[1]    Equity Transactions (continued)

       During September 2005 the Company issued an aggregate of 1,841,512 shares of common stock in connection with the exercise of 1,841,512 common stock warrants. Warrants with exercise prices ranging from $.50 to $2.00 were repriced to prices ranging from $.30 to $.45. The Company realized gross proceeds of $653,000 and expenses were $65,000 in connection with the exercises. New common stock purchase warrants were issued for 524,512 shares of common stock exercisable at $.70 per share, 868,333 exercisable at $.50 per share, 365,000 exercisable at $.55 per share and 83,667 exercisable at $.65 per share.

       During September 2005 the Company completed a private placement for 333,333 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 per share and one common stock purchase warrant exercisable at $.50 per share. The Company realized gross proceeds of $100,000 and expenses of the offering amounted to $10,000. In addition the Company issued 13,333 common stock purchase warrants, exercisable at $.50 per share, to the placement agent. The Company has committed to file a registration statement to include these shares by October 17, 2005 and will incur a monthly penalty of $10,000 for failure to file.

       During September 2005 the Company completed a private placement for 150,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.38 per share and one common stock purchase warrant exercisable at $.75. The Company realized gross proceeds of $57,000 and there were no offering expenses.

[2]    Increase in Authorized Capitalization

       On July 19, 2005 the Board of Directors approved an amendment to the Company's Certificate of Incorporation to permit the Company to issue up to 100,000,000 shares of common stock.

[3]    Amendment to 1998 Incentive Stock Plan

       On October 10, 2005 the Board of Directors approved an increase in the 1998 Incentive Stock Plan's shares reserved for issuance from 2,000,000 to 3,000,000.

       The resolutions approved by the Board of Directors in [2] and [3] above are subject to stockholder approval.

[4]    Spin-off of Subsidiary

       On July 19, 2005 the Board of Directors approved that in place of the Company's spin-off of its inactive Aquacell Water subsidiary (See Note J) management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc. Furthermore, this subsidiary will undertake to file a Form 10 registration statement with the possibility of spinning this company off to its common stockholders on a share for share basis. However, there is no assurance that this spin-off will occur.