Form 10QSB
period 2005-09-30
AQUACELL TECHNOLOGIES INC
filed 2005-11-14
CIK 1114655

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2005.

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

                          Common Stock, $.001 par value
             22,916,488 shares outstanding as of November 14, 2005.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of September 30, 2005...... 1

           Condensed Consolidated Statements of Operations for the
           three-month periods ended September 30, 2005 and 2004.............. 2

           Condensed Consolidated Statements of Cash Flow for the
           three-month periods ended September 30, 2005 and 2004.............. 3

           Notes to Condensed Consolidated Financial Statements............... 4

Item 2.    Management's Discussion and Analysis...............................10
           Forward-Looking Statements.........................................10
           Overview...........................................................10
           Critical Accounting Policies.......................................11
           Results of Operations..............................................12
           Liquidity and Capital Resources....................................12

                          PART II - OTHER INFORMATION

Item 2(C). Sales of Unregistered Securities...................................14

Item 3.    Controls and Procedure.............................................14

Item 4.    Submission of Matters to a Vote of Security Holders................14

Item 6.    Exhibits and Reports on Form 8-K...................................15

Signature.....................................................................15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $   273,000
     Subscription receivable.......................................      77,000
     Accounts receivable, net of allowance of $17,000..............      55,000
     Inventories...................................................      20,000
     Prepaid expenses and other current assets.....................      25,000
                                                                    ------------
          Total current assets.....................................     450,000
                                                                    ------------
Property, equipment and billboard coolers, net.....................   1,262,000
                                                                    ------------
Other assets:
     Goodwill......................................................     750,000
     Patents, net..................................................      49,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     815,000
                                                                    ------------
                                                                    $ 2,527,000
                                                                    ------------
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................. $   594,000
     Accrued liabilities...........................................   1,224,000
     Preferred stock dividend payable- Class A.....................       3,000
     Customer deposits.............................................      19,000
     Current portion of deferred payable...........................      22,000
                                                                    ------------
          Total current liabilities................................   1,862,000

Deferred payable, net of current portion...........................     451,000
                                                                    ------------
          Total liabilities........................................   2,313,000
                                                                    ------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock - Class A, par value $.00l;
   liquidation preference $47,000;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock - Class B, par value $.00l;
   liquidation preference $367,000;
   4,000,000 shares authorized;
   918,000 shares issued and outstanding...........................       1,000
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   40,000,000 shares authorized;
   22,638,643 shares issued and outstanding........................      23,000
Additional paid-in capital.........................................  22,771,000
Accumulated deficit................................................ (22,569,000)
                                                                    ------------
                                                                      1,226,000
Unamortized deferred compensation..................................  (1,012,000)
                                                                    ------------
          Total stockholders' equity...............................     214,000
                                                                    ------------
                                                                    $ 2,527,000
                                                                    ------------
                                                                    ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
Revenue:
  Net sales...........................................$   149,000   $   199,000
  Advertising revenue.................................     20,000             -
                                                      ------------  ------------
                                                          169,000       199,000
                                                      ------------  ------------

Cost and expenses:
  Cost of sales.......................................    128,000       124,000
  Salaries and wages..................................    385,000       288,000
  Legal, accounting and other professional expenses...     45,000        52,000
  Stock based compensation............................    214,000       242,000
  Other...............................................    486,000       360,000
                                                      ------------  ------------
                                                        1,258,000     1,066,000
                                                      ------------  ------------
Loss from operations before other expense............. (1,089,000)     (867,000)
                                                      ------------  ------------
Other expense:
  Interest expense....................................     32,000         1,000
                                                      ------------  ------------
Net loss for the period...............................$(1,121,000)  $  (868,000)
                                                      ------------  ------------
                                                      ------------  ------------
Weighted average share outstanding-
  basic and diluted................................... 19,929,000    14,576,000
                                                      ------------  ------------
                                                      ------------  ------------
Loss attributable to common stockholders:
  Net loss............................................$(1,121,000)  $  (868,000)
  Preferred stock dividends...........................     25,000         9,000
                                                      ------------  ------------
  Loss attributable to common stockholders............$(1,146,000)  $  (877,000)
                                                      ------------  ------------
                                                      ------------  ------------
  Net loss per common share...........................$     (0.06)  $     (0.06)
                                                      ------------  ------------
                                                      ------------  ------------
           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                 Three Months Ended
                                                                                    September 30,
                                                                           ------------------------------
                                                                               2005             2004
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$ (1,121,000)    $   (868,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Stock based compensation..............................................     214,000          242,000
     Depreciation and amortization.........................................      39,000            6,000
Changes in:
     Accounts receivable...................................................       4,000                -
     Prepaid expenses and other current assets.............................      15,000            7,000
     Inventories...........................................................      (7,000)          15,000
     Accounts payable......................................................    (205,000)        (138,000)
     Accrued liabilities...................................................     150,000          (41,000)
     Customer deposits.....................................................       2,000          (41,000)
                                                                           -------------    -------------
          Net cash used in operating activities............................    (909,000)        (818,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........           -           (1,000)
     Capital expenditures..................................................     (85,000)         (84,000)
                                                                           -------------    -------------
          Net cash used in investing activities............................     (85,000)         (85,000)
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................     370,000                -
    Expenses of offerings..................................................     (10,000)               -
    Proceeds from private placements of Class B preferred stock............      68,000                -
    Preferred stock dividends paid- Class B................................     (37,000)               -
    Repayment of loans from related parties................................    (100,000)               -
    Proceeds from subscriptions receivable.................................      91,000           40,000
    Proceeds from exercise of common stock warrants........................     813,000          209,000
    Expense of warrant exercise............................................     (20,000)          (3,000)
                                                                           -------------    -------------
          Net cash provided by financing activates.........................   1,175,000          246,000
                                                                           -------------    -------------
Increase (decrease) in cash................................................     181,000         (657,000)
Cash, beginning of period..................................................      92,000          860,000
                                                                           -------------    -------------
Cash, end of period........................................................$    273,000     $    203,000
                                                                           -------------    -------------
                                                                           -------------    -------------

Supplemental disclosure of cash flow information:
          Cash paid for interest...........................................$          -     $          -

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock warrants for services to the company..............$          -     $     91,000
Subscription receivable for conversion of warrants.........................$     20,000     $     49,000
Dividends payable on preferred stock- Class A..............................$      1,000     $      9,000
Subscription receivable for private placement of common stock..............$     57,000     $          -
Deemed dividends on preferred stock........................................$     24,000     $          -
Expenses of warrant exercises offset against subscription receivable.......$     57,000     $          -
Expenses of equity raise recorded as accounts payable......................$     10,000     $          -


           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2005.

     At September 30, 2005 the Company's ability to continue as a going concern, for the reasons outlined on the 10-KSB filed for the year ended June 30, 2005, still existed. During the quarter ended September 30, 2005 the Company successfully obtained external financing through exercise of warrants and plans to continue to raise capital through the sale or exercise of equity securities on a just in time basis.

Reclassifications:

     Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on our results of operations, stockholders' equity or cash flow.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION-(continued)

beginning after December 15, 2005. Consequently, the Company will adopt the provisions of SFAS 154 for its fiscal year beginning July 1, 2006. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a material impact on the Company's consolidated financial statements.

NOTE B - SUBSCRIPTIONS RECEIVABLE

     At September 30, 2005 the subscriptions receivable consisted of $57,000 resulting from the sale of shares in a private placement of common stock and $20,000 from the exercise of common stock purchase warrants. All of the subscriptions receivable were paid prior to the issuance of the financial statements and, accordingly, are classified as current assets.

NOTE C - INVENTORIES

     Inventories consist of the following at September 30, 2005:

          Raw materials ........................................... $    12,000
          Work in progress ........................................       8,000
                                                                    ------------
                                                                    $    20,000
                                                                    ------------
                                                                    ------------

NOTE D - PROPERTY, EQUIPMENT AND BILLBOARD COOLERS

     Property and equipment is summarized as follows at September 30, 2005:

          Billboard coolers - on location.......................... $   737,000
          Billboard coolers - not on location......................     414,000
          Billboard cooler parts - not on location.................     166,000
          Furniture and fixtures ..................................      36,000
          Equipment- office .......................................     101,000
          Machinery and equipment .................................     133,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,610,000
          Less accumulated depreciation ...........................     348,000
                                                                    ------------
                                                                    $ 1,262,000
                                                                    ------------
                                                                    ------------

     Depreciation expense was $34,000 and $6,000 for the three months ended September 30, 2005 and 2004 respectively.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE E - ACCRUED LIABILITIES

     At September 30, 2005 the accrued liabilities consisted of officers' salaries of $360,000, payroll taxes withheld of $428,000, accrued payroll taxes of $148,000, accrued penalties and interest on taxes payable of $207,000 and other accrued liabilities of $81,000. As of September 30, 2005 five tax liens have been filed; four Federal tax liens of approximately $292,000 and one state tax lien of approximately $26,000.

NOTE F - DEFERRED PAYABLE

     At September 30, 2005, the deferred payable in the amount of $473,000 represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.

NOTE G - EQUITY TRANSACTIONS

     During July 2005 the Company issued 533,333 shares of its common stock in connection with the exercise of 533,333 common stock warrants. Warrants with exercise price ranging from $.75 to $1.00 were repriced to $.30. The Company realized gross proceeds of $160,000 and expenses were $16,000 in connection with the exercise. New common stock purchase warrants were issued for 533,333 shares of common stock exercisable at $.50 per share.

     During August 2005 the Company completed a private placement of 900,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 per share and one-half common stock purchase warrant exercisable at $.60 per share. The Company received proceeds of $270,000 and there were no expenses incurred.

     During August 2005 the Company completed a private placement of 200,000 shares of Series B Convertible Preferred Stock. The offering consisted of 200,000 shares of Class B convertible preferred stock exercisable at $.34 and 50,000 Class B common stock purchase warrants exercisable at $.50 per share. The first year annual dividend of $.08 per share was prepaid in full at the time of the placement. The Series B convertible preferred stock is convertible into he Company's common stock on a share for share basis. In connection with this offering the Company received net proceeds of $52,000 after dividends paid of $16,000. There were no expenses in connection with this offering.

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

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE G - EQUITY TRANSACTIONS-(continued)

     During September 2005 the Company completed a private placement for 333,333 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 per share and one common stock purchase warrants exercisable at $.50 per share. The Company realized gross proceeds of $100,000 and expenses of the offering amounted to $10,000. In addition the Company issued 13,333 common stock purchase warrants, exercisable at $.50 per share, to the placement agent.

     During September 2005 the Company completed a private placement for 150,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.38 per share and one common stock purchase warrant exercisable at $.75. The Company realized gross proceeds of $57,000 and there were no offering expenses.

Increase in Authorized Capitalization

     On July 19, 2005 the Board of Directors approved an amendment to the Company's Certificate of Incorporation to permit the Company to issue up to 75,000,000 shares of common stock.

     This amendment is subject to stockholder approval.

NOTE H - SPIN-OFF OF SUBSIDIARY

     On July 19, 2005 the Board of Directors approved that management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc. Furthermore, this subsidiary will undertake to file a Form 10 registration statement with the possibility of spinning this company off to its common stockholders on a share for share basis. However, there is no assurance that this spin-off will occur.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE I - OTHER COSTS AND EXPENSES:

     Other costs and expenses consisted of the following:

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
  Manufacturing expenses - billboard coolers......... $   121,000   $   122,000
  Rent...............................................      31,000        30,000
  Telephone and utilities............................      17,000        14,000
  Travel.............................................      20,000        21,000
  Business promotion........ ........................      24,000        25,000
  Consulting, service fees, commissions and expenses.      92,000        24,000
  Insurance..........................................      27,000        24,000
  Vehicle expenses...................................      19,000        22,000
  Listing fees.......................................           -        28,000
  Exchange fees, transfer agent fees and
             investor fees and expenses..............      39,000        10,000
  Office expenses, postage and supplies..............      14,000        10,000
  Depreciation and amortization......................      38,000         6,000
  Other expenses.....................................      44,000        24,000
                                                      ------------  ------------
                                                      $   486,000   $   360,000
                                                      ------------  ------------
                                                      ------------  ------------

NOTE J - INTEREST EXPENSE:

     Included in interest expense is penalties and interest on delinquent payroll taxes payable in the amount of $17,000 for the three months ended September 30, 2005 and -0- for the three months ended September 30, 2004.

NOTE K - SEGMENT DATA:

     The Company has two reportable segments; water systems and related products and advertising.

     The following table presents information about the Company's business segments for the three months ended September 30, 2005:

                                 Water Systems and
                                 Related Products     Advertising      Total
                                 -----------------    -----------   ------------
  Net revenue....................    $ 149,000        $   20,000    $   169,000
  Loss from operations...........    $(297,000)       $ (792,000)   $(1,089,000)
  Stock based compensation.......    $  10,000        $  204,000    $   214,000
  Depreciation and amortization..    $       -        $   39,000    $    39,000
  Identifiable assets............    $ 804,000        $1,723,000    $ 2,527,000


Segment accounting was not in effect for the three months ended September 30, 2005.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2005 (Unaudited)

NOTE L - SUBSEQUENT EVENTS

     During November 2005 the Company issued an aggregate of 277,845 shares of common stock in connection with the exercise of 277,845 common stock warrants. Warrants with an exercise price of $.70 were repriced to $.40. The Company realized gross proceeds of $111,000 and expenses were $11,000 in connection with the exercises. New common stock purchase warrants were issued for 277,845 shares of common stock exercisable at $.60 per share.

Amendment to 1998 Incentive Stock Plan
--------------------------------------

     On October 10, 2005 the Board of Directors approved an increase in the 1998 Incentive Stock Plan's shares reserved for issuance from 2,000,000 to 3,000,000.

     The amendment is subject to stockholder approval.

Employment Contracts
--------------------

     On November 1, 2005 the Company entered into five year employment agreements with three executives of the Company. These agreements provide for aggregate minimum annual salaries of $284,000.

     On November 1, 2005 a subsidiary of the company entered into five year employment agreements with these three executive which provide for aggregate minimum annual salaries of $366,000.

Filing of Form 10-SB
--------------------

     On November 8, 2005 the Company filed a Form 10-SB on behalf of its Aquacell Water subsidiary in connection with the proposed spin-off discussed in Note G. There is no assurance that the Form 10-SB will be declared effective or that the contemplated spin-off will be effectuated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

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

Overview
--------

     The following discussions and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the consolidated financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     AquaCell Technologies, Inc. has two subsidiaries operating in two separate industries. Our AquaCell Media, Inc. subsidiary addresses the out-of-home segment of the advertising industry through the sale of advertising on our patented self-filling water cooler, the Aquacell Bottled Water Cooler System. This business model was launched in 2004, designed to provide us with an on-going revenue model in comparison to selling the coolers, as we had previously done. We install our "billboard" water coolers into retail and other strategic locations free of charge to these locations under five-year contracts, and retain ownership of the cooler. We currently have approximately 1400 coolers installed in Rite Aid and Duane Reade drug stores, and have test programs underway in CVS, Kmart/Sears and Winn Dixie. Advertisers to date have been CBS Television and Unilever, who reported a 34% sales lift of its advertised Dove Cooler Moisture in stores carrying the cooler ads.

     Our Aquacell Water, Inc. subsidiary addresses the municipal, industrial, commercial and institutional sectors of the water treatment and purification industry. We design, manufacture, install and service customer designed turnkey systems that treat from hundreds to millions of gallons of water per day for a variety of applications, including treatment of process water for manufacturing, purification of water for bottling plants and food service, and removal of contaminants from municipal drinking water systems. Our customers range from manufacturers of micro-chips, textiles and food and beverage service, to health care providers, defense contractors and the military. The management team of our Aquacell Water subsidiary has over 50 years combined experience in the water treatment industry.

     We have restructured our Aquacell Water subsidiary and brought in a new operational management team. As a result of focusing our efforts on the restructuring process, sales for the quarter declined; however, subsequent to the end of the quarter we have received orders and currently have a backlog, as discussed in the Liquidity and Capital Resources section of this discussion.

Critical Accounting Policies
----------------------------

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

Results of Operations
---------------------
     During the three months ended September 30, 2005 on a consolidated basis, revenues were $169,000 as compared to $199,000 for the similar period of the preceding year, and cost of sales was 76% for the three months ended September 30, 2005 as compared to 62% for the same period of the prior year. The decrease in sales is primarily attributable to the restructuring of our Aquacell Water subsidiary during the quarter, putting a new management team in place. The increase in cost of sales percentage resulted from spreading manufacturing cost over a decreased sales volume.

     Net loss on a consolidated basis, attributable to common stockholders, for the three months ended September 30, 2005 increased to $1,146,000 as compared to $877,000 for the same period of the prior year.

     Salaries and wages increased by $97,000 for the three months ended September 30, 2005 over the prior year resulting primarily from severance pay to a former executive of Aquacell Water in the amount of $25,000 and the increase in payroll resulting from hiring a new management team for the Aquacell Water subsidiary in the approximate amount of $65,000 for the three months ended September 30, 2005. Legal, accounting and other professional expenses decreased by approximately $7,000 for the three months ended September 30, 2005. Stock based compensation decreased by $28,000 to $214,000 for the three months ended September 30, 2005 resulting from a direct write-off of certain warrants at the end of the prior year. Other selling, general and administrative expenses, increased by approximately $126,000 to $486,000 for the three months ended September 30, 2005. Current period expenses consisted primarily of manufacturing expenses-billboard coolers- $121,000, rent- $31,000, telephone and utilities- $17,000, travel- $20,000, business promotion- $24,000, consulting and service fees, commissions and expenses- $92,000, insurance- $27,000, and vehicle expenses- $19,000.

Liquidity and Capital Resources
-------------------------------
     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It intends to continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,221,000 through the exercise of warrants to purchase common shares and private placements of its common and preferred B shares during the three months ended September 30, 2005. The Company has continued to pursue the placement of our water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon. The Company has brought in new management to our Aquacell Water subsidiary and they are expanding the business with a current backlog of approximately $439,000.

     Cash used by operations during the three months ended September 30, 2005 amounted to $909,000. Net loss of $1,121,000 was reduced by non-cash stock based compensation in the amount of $214,000 and depreciation and amortization of $39,000. Cash used by operations was further increased by a decrease in accounts payable in the amount of $205,000. Net loss was further decreased by an increase in accrued liabilities of $150,000 and by net changes in prepaid expenses, accounts receivable, customer deposits, and inventories aggregating $14,000.

     Cash used by investing activities during the three months ended September 30, 2005 represented capital expenditures in the amount of $85,000 primarily for billboard coolers.

     Cash provided by financing activities was approximately $1,175,000. Proceeds from private placements of common and preferred B stock amounted to $438,000. Proceeds from exercise of common stock purchase warrants amounted to $813,000. Proceeds from subscriptions receivable were $91,000. Expenses of our equity raises amount to $30,000, a loan was repaid to a related party in the amount of $100,000 and dividends were paid on the Class B preferred stock in the amount of $37,000.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $12,569,000 if exercised. As of September 30, 2005 424,000 warrants generating $613,000 were in the money and 7,768,000 warrants generating $11,956,000 were out of the money. Historically, the Company has repriced out of the money warrants issued in connection with equity placements to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

     At September 30, 2005 five tax liens have been filed; two Federal tax liens against the Company in the amount of $98,000, a Federal tax lien against an inactive subsidiary in the amount of $76,000, a Federal tax against another subsidiary in the amount of $118,000 and a state tax lien against an inactive subsidiary in the amount of $26,000. We are in negotiations to reach settlement agreements with the appropriate tax agencies. There are no assurances that these negotiations will result in successful agreements and the Company's assets could be subject to enforcement action.

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

                           PART II - OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended September 2005 the Registrant sold 900,000 shares of common stock in a Private Placement to 4 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933, as amended. Common Stock Purchase Warrants were issued to the investors at an exercise price of $.60. In addition the Registrant sold 333,333 shares of common stock in a private placement to 1 accredited investor pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933, as amended. Common Stock Purchase Warrants were issued to the investors at an exercise price of $.50 per share. In addition the Registrant sold 150,000 shares of common stock to 1 accredited investor pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933, as amended. Common Stock Purchase Warrants were issued to the investor at an exercise price of $.75. In addition the Registrant sold 200,000 shares of Class B Preferred stock in a Private Placement to 1 accredited investor pursuant to the exemption provided by Regulation D, Rule 505, and
Section 4(2) of the Securities Act of 1933, as amended. Class B Common Stock Purchase Warrants were issued to the investor at an exercise price of $.50. In addition, the Registrant sold 2,374,845 shares of common stock upon exercise of Common Stock Purchase Warrants to 9 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and Section 4(2) of the Securities Act of 1933 as amended. New Common Stock Purchase Warrants were issued to the investors at exercise prices ranging from $.50 to $.70.

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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: November 14, 2005
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer