Form 10QSB
period 2005-12-31
AQUACELL TECHNOLOGIES INC
filed 2006-02-14
CIK 1114655

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended December 31, 2005.

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

                          Common Stock, $.001 par value
             25,946,769 shares outstanding as of February 14, 2006.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 2005

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of December 31, 2005....... 1

           Condensed Consolidated Statements of Operations for the three and six month periods ended December 31, 2005 and 2004... 2

           Condensed Consolidated Statements of Cash Flow for
           the six month periods ended December 31, 2005 and 2004............. 3

           Notes to Condensed Consolidated Financial Statements............... 5

Item 2.    Management's Discussion and Analysis...............................11
           Forward-Looking Statements.........................................11
           Overview...........................................................11
           Critical Accounting Policies.......................................12
           Results of Operations..............................................13
           Liquidity and Capital Resources....................................13

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

Item 4.    Submission of Matters to a Vote of Security Holders................15

Item 6.    Exhibits and Reports on Form 8-K...................................16

Signature.....................................................................16

Index to Exhibits.............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               December 31, 2005
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $    46,000
     Accounts receivable, net of allowance of $24,000..............      97,000
     Inventories...................................................     106,000
     Prepaid expenses and other current assets.....................      12,000
                                                                    ------------
          Total current assets.....................................     261,000
                                                                    ------------
Property, equipment, and billboard coolers, net....................   1,291,000
                                                                    ------------
Other assets:
     Goodwill......................................................     750,000
     Patents, net..................................................      43,000
     Security deposits.............................................      16,000
                                                                    ------------
          Total other assets.......................................     809,000
                                                                    ------------
                                                                    $ 2,361,000
                                                                    ------------
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable.............................................. $   717,000
     Accrued liabilities...........................................   1,375,000
     Customer deposits.............................................     134,000
     Preferred stock dividend payable- Class A.....................       4,000
     Loan payable- related party...................................      15,000
     Current portion of deferred payable...........................      22,000
                                                                    ------------
          Total current liabilities................................   2,267,000

Deferred payable- net of current portion...........................     451,000
                                                                    ------------
          Total liabilities........................................   2,718,000
                                                                    ------------

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock - Class A, par value $.00l;
   liquidation preference $48,000;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock - Class B, par value $.00l;
   liquidation preference $100,000;
   4,000,000 shares authorized;
   250,000 shares issued and outstanding...........................           -
Preferred stock, par value $.001;
   8,130,000 shares authorized;
   no shares issued................................................           -
Common stock, par value $.001;
   75,000,000 shares authorized;
   23,984,488 shares issued and outstanding........................      24,000
Additional paid-in capital.........................................  23,909,000
Accumulated deficit................................................ (23,476,000)
                                                                    ------------
                                                                        457,000
Unamortized deferred compensation..................................    (814,000)
                                                                    ------------
          Total stockholders' deficiency...........................    (357,000)
                                                                    ------------
                                                                    $ 2,361,000
                                                                    ------------
                                                                    ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended           Six Months Ended
                                                    December 31,                December 31,
                                             --------------------------  --------------------------
                                                 2005          2004          2005          2004
                                             ------------  ------------  ------------  ------------
Revenue:
  Net sales..................................$   203,000   $   111,000   $   352,000   $   310,000
  Advertising revenue........................     56,000             -        76,000             -
                                             ------------  ------------  ------------  ------------
                                                 259,000       111,000       428,000       310,000
                                             ------------  ------------  ------------  ------------
Cost and expenses:
  Cost of sales..............................     78,000        77,000       206,000       201,000
  Salaries and wages.........................    384,000       296,000       769,000       584,000
  Legal, accounting and
    other professional expenses..............     68,000        59,000       113,000       111,000
  Stock based compensation...................    197,000       241,000       411,000       483,000
  Other......................................    410,000       293,000       896,000       653,000
                                             ------------  ------------  ------------  ------------
                                               1,137,000       966,000     2,395,000     2,032,000
                                             ------------  ------------  ------------  ------------
Loss from operations before other expense....   (878,000)     (855,000)   (1,967,000)   (1,722,000)
                                             ------------  ------------  ------------  ------------
Other expense:
  Interest expense...........................     28,000             -        60,000         1,000
                                             ------------  ------------  ------------  ------------
Net loss for the period......................$  (906,000)  $  (855,000)  $(2,027,000)  $(1,723,000)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
Weighted average shares outstanding-
  basic and diluted.......................... 23,212,000    15,697,000    21,570,000    15,136,000
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
Loss attributable to common stockholders:
  Net loss...................................$  (906,000)  $  (855,000)  $(2,027,000)  $(1,723,000)
  Preferred stock dividends..................      1,000         9,000        26,000        18,000
                                             ------------  ------------  ------------  ------------
  Loss attributable to common stockholders...$  (907,000)  $  (864,000)  $(2,053,000)  $(1,741,000)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------
  Net loss per common share..................$     (0.04)  $     (0.06)  $     (0.10)  $     (0.12)
                                             ------------  ------------  ------------  ------------
                                             ------------  ------------  ------------  ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                                  Six Months Ended
                                                                                    December 31,
                                                                           ------------------------------
                                                                                2005             2004
                                                                           -------------    -------------
Cash flows from operating activities:
Net loss...................................................................$ (2,027,000)    $ (1,723,000)
Adjustment to reconcile net loss to net cash used in operating activities:
     Stock based compensation..............................................     411,000          483,000
     Depreciation and amortization.........................................      85,000           22,000
     Bad debt provision....................................................       7,000            4,000
Changes in:
     Accounts receivable...................................................     (45,000)          16,000
     Prepaid expenses and other current assets.............................      28,000           22,000
     Inventories...........................................................     (93,000)           3,000
     Accounts payable......................................................     (81,000)        (197,000)
     Accrued liabilities...................................................     301,000           19,000
     Customer deposits.....................................................     117,000           43,000
                                                                           -------------    -------------
          Net cash used in operating activities............................  (1,297,000)      (1,308,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........           -           (2,000)
     Capital expenditures..................................................    (154,000)        (185,000)
                                                                           -------------    -------------
          Net cash provided by (used in) investing activities..............    (154,000)        (187,000)
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................     370,000                -
    Expenses of offerings..................................................     (10,000)               -
    Proceeds from private placements of Class B preferred stock............      68,000                -
    Preferred stock dividends paid- Class B................................     (37,000)               -
    Proceeds from subscriptions receivable.................................     168,000           40,000
    Proceeds from exercise of common stock warrants........................     972,000        1,058,000
    Expense of warrant exercise............................................     (41,000)          (3,000)
    Repayments of loans from related parties- net..........................     (85,000)               -
                                                                           -------------    -------------
          Net cash provided by financing activities........................   1,405,000        1,095,000
                                                                           -------------    -------------
(Decrease) in cash.........................................................     (46,000)        (400,000)
Cash, beginning of period..................................................      92,000          860,000
                                                                           -------------    -------------
Cash, end of period........................................................$     46,000     $    460,000
                                                                           -------------    -------------
                                                                           -------------    -------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)
                                                                                  Six Months Ended
                                                                                    December 31,
                                                                           ------------------------------
                                                                                2005             2004
                                                                           -------------    -------------
Supplemental disclosure of cash flow information:
          Cash paid for interest...........................................$          -     $          -

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and warrants for services to the company..........$          -     $    318,000
Dividends payable on preferred stock- Class A..............................$      2,000     $     18,000
Subscriptions receivable for exercise of warrants..........................$          -     $     71,000
Issuance of common stock in payment of dividends on preferred stock........$          -     $     26,000
Issuance of common stock for legal fee in connection with stock offering...$          -     $     23,000
Expenses of warrant exercises offset against subscription receivable.......$     57,000     $    126,000
Issuance of warrants in connection with amendment to financial consulting
  agreement................................................................$          -     $    143,000
Deemed dividends on preferred stock........................................$     24,000     $          -
Expenses of equity raise recorded as accounts payable......................$      1,000     $          -


           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2005.

     At December 31, 2005 the Company's ability to continue as a going concern, for the reasons outlined on the 10-KSB filed for the year ended June 30, 2005, still existed. During the quarter ended December 31, 2005 the Company successfully obtained external financing through exercise of warrants and plans to continue to raise capital through the sale or exercise of equity securities on a just in time basis.


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

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005 (Unaudited)

NOTE A - BASIS OF PRESENTATION-(continued)

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


NOTE B - INVENTORIES

     Inventories consist of the following at December 31, 2005:

          Raw materials ........................................... $    26,000
          Work in progress ........................................      80,000
                                                                    ------------
                                                                    $   106,000
                                                                    ------------
                                                                    ------------

NOTE C - PROPERTY, EQUIPMENT, AND BILLBOARD COOLERS

     Property, equipment, and billboard coolers is summarized as follows at December 31, 2005:

          Billboard coolers - on location.......................... $   763,000
          Billboard coolers - not on location......................     406,000
          Billboard cooler parts - not on location.................     216,000
          Furniture and fixtures ..................................      36,000
          Equipment- office .......................................     101,000
          Machinery and equipment .................................     134,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,679,000
          Less accumulated depreciation ...........................     388,000
                                                                    ------------
                                                                    $ 1,291,000
                                                                    ------------
                                                                    ------------

     Depreciation expense was $74,000 and $11,000 for the six months ended December 31, 2005 and 2004 respectively.


NOTE D - ACCRUED LIABILITIES

     At December 31, 2005 the accrued liabilities consisted of officers' salaries of $309,000, payroll taxes withheld of $474,000, accrued payroll taxes of $178,000, accrued penalties and interest on taxes payable of $232,000 and other accrued liabilities of $182,000. As of December 31, 2005 five tax liens have been filed, four Federal tax liens of approximately $292,000 and one state tax lien of approximately $26,000. In January 2006, two Federal tax liens in the amount of approximately $98,000 were paid.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005 (Unaudited)

NOTE E - DEFERRED PAYABLE

     At December 31, 2005, the deferred payable in the amount of $473,000 represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.


NOTE F - EQUITY TRANSACTIONS

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


     During August 2005 the Company completed a private placement of 900,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.30 per share and one-half common stock purchase warrant exercisable at $.60 per share. The Company received proceeds of $270,000 and there were no expenses incurred. The offering also consisted of one half common stock purchase warrant in the Company's Aquacell Water subsidiary exercisable at $5.00 per share.


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

                          December 31, 2005 (Unaudited)

NOTE F - EQUITY TRANSACTIONS-(continued)

     During September 2005 the Company completed a private placement for 150,000 shares of its common stock. The offering consisted of one share of common stock at a price of $.38 per share and one common stock purchase warrant exercisable at $.75. The Company realized gross proceeds of $57,000 and there were no offering expenses.

     During November 2005 the Company issued an aggregate of 277,845 shares of common stock in connection with the exercise of 277,845 common stock warrants. Warrants with an exercise price of $.70 were repriced to $.40. The Company realized gross proceeds of $111,000 and expenses were $11,000 in connection with the exercises. New common stock purchase warrants were issued for 277,845 shares of common stock exercisable at $.60 per share. In addition 277,845 common stock purchase warrants were issued in the Company's Aquacell Water subsidiary exercisable at $5.00 per share.

     During December 2005 the Company issued an aggregate of 400,000 shares of common stock in connection with the exercise of 400,000 common stock warrants. Warrants with exercise prices of $.55 and $.50 were repriced to $.12. The Company realized gross proceeds of $48,000 and there were no expenses in connection with the exercise. New common stock purchase warrants were issued for 400,000 shares of common stock exercisable at $.20 per share.


Increase in Authorized Capitalization

     On July 19, 2005 the Board of Directors approved an amendment to the Company's Certificate of Incorporation to permit the Company to issue up to 75,000,000 shares of common stock. This amendment was approved by the stockholders at the December 7, 2005 annual meeting.


Amendment to 1998 Incentive Stock Plan

     On October 10, 2005 the Board of Directors approved an increase in the 1998 Incentive Stock Plan's shares reserved for issuance from 2,000,000 to 3,000,000. This amendment was approved by the stockholders at the December 7, 2005 annual meeting.


Conversion of Class B Preferred Stock

     During the quarter ended December 31, 2005, 668,000 shares of Class B Preferred Stock were converted into common shares of the Company on a share for share basis.


NOTE G - SPIN-OFF OF SUBSIDIARY

     On July 19, 2005 the Board of Directors approved that management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005 (Unaudited)

NOTE G - SPIN-OFF OF SUBSIDIARY-(continued)

     Furthermore, this subsidiary will undertake to file a Form 10 registration statement with the possibility of spinning this company off to its common stockholders on a share for share basis. However, there is no assurance that this spin-off will occur.

     On November 8, 2005 the Company filed a Form 10-SB on behalf of its Aquacell Water subsidiary in connection with the proposed spin-off. There is no assurance that the Form 10-SB will be declared effective or that the contemplated spin-off will be effectuated.


NOTE H - COMMITMENTS AND CONTINGENCIES

Employee Contracts

     On November 1, 2005 the Company entered into five year employment agreements with three executives of the Company. These agreements provide for aggregate minimum annual salaries of $284,000. The agreements also provide for incentive bonuses based upon achievement of certain milestones.

     On November 1, 2005 a subsidiary of the company entered into five year employment agreements with these three executives which provide for aggregate minimum annual salaries of $366,000. The agreements also provide for incentive bonuses based upon achievement of certain milestones.


NOTE I - OTHER COSTS AND EXPENSES

     Other costs and expenses consisted of the following:

                                                           Six Months Ended
                                                             December 31,
                                                      --------------------------
                                                          2005          2004
                                                      ------------  ------------
  Manufacturing expenses - billboard coolers......... $   233,000   $   258,000
  Rent...............................................      60,000        60,000
  Telephone and utilities............................      30,000        26,000
  Travel.............................................      36,000        42,000
  Business promotion........ ........................      38,000        51,000
  Consulting, service fees, commissions and expenses.     150,000             -
  Insurance..........................................      50,000        42,000
  Vehicle expenses...................................      47,000        37,000
  Listing fees.......................................           -        28,000
  Exchange fees, transfer agent fees and
             investor fees and expenses..............      76,000        38,000
  Office expenses, postage and supplies..............      17,000        12,000
  Depreciation and amortization......................      83,000        18,000
  Other expenses.....................................      76,000        42,000
                                                      ------------  ------------
                                                      $   896,000   $   654,000
                                                      ------------  ------------
                                                      ------------  ------------

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2005 (Unaudited)

NOTE J - INTEREST EXPENSE

     Included in interest expense is penalties and interest on delinquent payroll taxes payable in the amount of $42,000 for the six months ended December 31, 2005 and $1,000 for the six months ended December 31, 2004.


NOTE K - SEGMENT DATA

     The Company has two reportable segments; water systems and related products and advertising.

     The following table presents information about the Company's business segments for the six months ended December 31, 2005:

                                 Water Systems and
                                 Related Products     Advertising        Total
                                -----------------  ---------------  ------------
 Net revenue....................      $  352,000     $     76,000   $   428,000
 Loss from operations...........      $ (515,000)    $ (1,452,000)  $(1,967,000)
 Stock based compensation.......      $   10,000     $    401,000   $   411,000
 Depreciation and amortization..      $    1,000     $     84,000   $    85,000
 Identifiable assets............      $  883,000     $  1,478,000   $ 2,361,000


     Segment accounting was not in effect for the six months ended December 31, 2004.


NOTE L - SUBSEQUENT EVENTS

     During January 2006 the Company issued an aggregate of 11,828 common shares in payment of accrued dividends on the Class A Preferred Stock.

     During January 2006 the Company issued an aggregate of 1,250,453 shares of common stock in connection with the exercise of 1,250,453 common stock warrants. Warrants with exercise prices ranging from $.50 to $4.00 were repriced to prices ranging between $.10 and $.125. The Company realized gross proceeds of $148,000 and expenses were $11,000 in connection with the exercises. New common stock purchase warrants were issued for 1,250,453 shares of common stock exercisable at $.35 per share.

     During January 2006 the Company completed a private placement for 500,000 shares of its common stock. The offering consisted of 500,000 shares of common stock at a price of $.20 per share and 250,000 common stock purchase warrants exercisable at $.35 per share. The Company realized gross proceeds of $100,000 and there were no offering expenses.

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

     AquaCell Technologies, Inc. has two subsidiaries operating in two separate industries. Our AquaCell Media, Inc. subsidiary addresses the out-of-home segment of the advertising industry through the sale of advertising on our patented self-filling water cooler, the Aquacell Bottled Water Cooler System. This business model called "Coolertising" was launched in 2004, designed to provide us with an on-going revenue model in comparison to selling the coolers, as we had previously done. We install our "billboard" water coolers into retail and other strategic locations free of charge to these locations under five-year contracts, and retain ownership of the cooler. We currently have approximately 1400 coolers installed in Rite Aid and Duane Reade drug stores and will begin installing coolers in Winn-Dixie supermarkets in March 2006. We also have test programs underway in CVS and Kmart/Sears. Advertisers to date have been CBS Television and Unilever, who reported a 34% sales lift of its advertised Dove Cooler Moisture in stores carrying the cooler ads. Coolertising has begun to gain recognition in advertising trade magazines, and was recently included in an article in Business Week on out of home advertising.

     Our Aquacell Water, Inc. subsidiary addresses the municipal, industrial, commercial and institutional sectors of the water treatment and purification industry. We design, manufacture, install and service customer designed turnkey systems that treat from hundreds to millions of gallons of water per day for a variety of applications, including treatment of process water for manufacturing, purification of water for bottling plants and food service, and removal of contaminants from municipal drinking water systems. Our customers range from manufacturers of micro-chips, textiles and food and beverage service, to health care providers, defense contractors and the military. During the quarters ended December 31, 2005 Aquacell Water manufactured and installed its first system for the removal of arsenic from municipal drinking water in accordance with EPA regulations reducing the maxium level of arsenic from 50 parts- per billion
(ppb) to 10 ppb. The management team of our Aquacell Water subsidiary has over 50 years combined experience in the water treatment industry.

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


Results of Operations

     During the six months ended December 31, 2005 on a consolidated basis, revenues were $428,000 as compared to $310,000 for the similar period of the preceding year, representing an increase of 38%. The increase in revenues of $42,000 was primarily attributable to additional sales from our Aquacell Water subsidiary and initial advertising revenues of $76,000. Cost of sales was 59% for the six months ended December 31, 2005 as compared to 65% for the same period of the prior year. The decrease in cost of sales percentage resulted from spreading manufacturing cost over an increased sales volume.

     Net loss on a consolidated basis, attributable to common stockholders, for the six months ended December 31, 2005 increased to $2,053,000 as compared to $1,741,000 for the same period of the prior year.

     Salaries and wages increased by $185,000 for the six months ended December 31, 2005 over the prior year resulting primarily from severance pay to a former executive of Aquacell Water in the amount of $35,000 and the increase in payroll resulting from hiring a new management team for the Aquacell Water subsidiary in the approximate amount of $140,000 for the six months ended December 31, 2005. Legal, accounting and other professional expenses increased by approximately $2,000 for the six months ended December 31, 2005. Stock based compensation decreased by $72,000 to $411,000 for the six months ended December 31, 2005 resulting from a direct write-off of certain warrants at the end of the prior year. Other selling, general and administrative expenses, increased by approximately $243,000 to $896,000 for the six months ended December 31, 2005. Current period expenses consisted primarily of manufacturing expenses-billboard coolers- $233,000, rent- $60,000, telephone and utilities- $30,000, travel- $36,000, business promotion- $38,000, consulting and service fees, commissions and expenses- $150,000, insurance- $50,000, and vehicle expenses- $47,000.


Liquidity and Capital Resources

     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It intends to continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,527,000 through the exercise of warrants to purchase common shares and private placements of its common and preferred B shares and collection of subscriptions receivable during the six months ended December 31, 2005. The Company has continued to pursue the placement of our water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon. The Company has brought in new management to our Aquacell Water subsidiary and they are expanding the business.

     Cash used by operations during the six months ended December 31, 2005 amounted to $1,297,000. Net loss of $2,027,000 was reduced by non-cash stock based compensation in the amount of $411,000 depreciation and amortization of $85,000 and provision for bad debts of $7,000. Cash used by operations was further increased by a decrease in accounts payable in the amount of $81,000. Net loss was further decreased by an increase in accrued liabilities of $301,000 and by net changes in prepaid expenses, accounts receivable, customer deposits, and inventories aggregating $7,000.

     Cash used by investing activities during the six months ended December 31, 2005 represented capital expenditures in the amount of $154,000 primarily for billboard coolers.

     Cash provided by financing activities was approximately $1,405,000. Proceeds from private placements of common and preferred B stock amounted to $438,000. Proceeds from exercise of common stock purchase warrants amounted to $972,000. Proceeds from subscriptions receivable were $168,000. Expenses of our equity raises amount to $51,000, Net loan repayments were made to related parties in the amount of $85,000 and dividends were paid on the Class B preferred stock in the amount of $37,000.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $12,267,000 if exercised. As of December 31, 2005 150,000 warrants generating $2,000 were in the money and 9,042,345 warrants generating $12,265,000 were out of the money. Historically, the Company has repriced out of the money warrants issued in connection with equity placements to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

     At December 31, 2005 five tax liens have been filed; two Federal tax liens against the Company in the amount of $98,000, a Federal tax lien against an inactive subsidiary in the amount of $76,000, a Federal tax against another subsidiary in the amount of $118,000 and a state tax lien against an inactive subsidiary in the amount of $26,000. We are in negotiations to reach settlement agreements with the appropriate tax agencies. There are no assurances that these negotiations will result in successful agreements and the Company's assets could be subject to enforcement action. The two Federal tax Liens against the Company were paid in January 2006.

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

                            PART II. OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended December 2005 the Registrant sold 677,845 shares of common stock upon exercise of Common Stock Purchase Warrants to 6 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and
Section 4(2) of the Securities Act of 1933, as amended. New Common Stock Purchase Warrants were issued to the investors at prices ranging from $.20 to $.60.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB certain matters were submitted to a vote of security holders through the solicitation of proxies:

     a) The Company held its annual meeting of stockholders on December 7, 2005.

     b) One matter voted upon at the meeting was the election of two Company directors, to wit, Karen B. Laustsen and Dr. William DiTuro. The Company's four other directors, namely James C Witham, Glenn A. Bergenfield, Gary S. Wolff, and James Barton continued in office after the meeting. With respect to the election of Ms. Laustsen as a director, she received 17,265,433 votes with 791,620 votes withheld and no abstentions. With respect the election of Dr. DiTuro as a director, he received 17,312,548 votes with 744,505 votes withheld and no abstentions.

     c) An additional matter voted upon at the meeting was the appointment of Wolinetz, Lafazan & Company, PC as the Company's independent auditors. Wolinetz, Lafazan & Company, PC was elected as the Company's independent auditors receiving 17,770,316 votes with 94,175 votes against and 192,502 abstentions.

     d) An additional matter voted upon at the meeting was an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares. The amendment received 16,711,153 votes with 1,233,878 votes against and 112,022 abstentions.

     e) An additional matter voted upon at the meeting was an amendment to the Company's 1998 Incentive Stock Plan. The amendment received 7,225,786 votes with 1,156,266 votes against and 145,684 abstentions. An additional 9,529,317 shares were not voted on this amendment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A.   Exhibits.

         31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         32.0  Certification Pursuant to 18 U.S.C. Section 1350

    B.   Reports on Form 8-K.

         During the period covered by this Form 10-QSB the following report of Form 8-K was filed:

         December 15, 2005 - American Stock Exchange Notifications of Failure to
                             Satisfy Continued Listing Rules or Standards.


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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: February 14, 2006
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number     Description
-------    -----------

 31.1      CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

 31.2      CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

 32.0      Certification Pursuant to 18 U.S.C. Section 1350