Form 10QSB
period 2006-03-31
AQUACELL TECHNOLOGIES INC
filed 2006-05-22
CIK 1114655

--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(Mark one)
   _X_ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2006.

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

                          Common Stock, $.001 par value
             27,909,408 shares outstanding as of May 19, 2006.


Transitional Small Business Disclosure Format (check one):   Yes ___  No _X_

--------------------------------------------------------------------------------

                          AQUACELL TECHNOLOGIES, INC.

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            PAGE

           Condensed Consolidated Balance Sheet as of March 31, 2006.......... 1

           Condensed Consolidated Statements of Operations for the
           three and nine month periods ended March 31, 2006 and 2005......... 2

           Condensed Consolidated Statements of Cash Flow for the
           nine month periods ended March 31, 2006 and 2005................... 3

           Notes to Condensed Consolidated Financial Statements............... 5

Item 2.    Management's Discussion and Analysis:
           Forward-Looking Statements.........................................13
           Overview...........................................................13
           Critical Accounting Policies.......................................14
           Results of Operations..............................................14
           Liquidity and Capital Resources....................................16

                          PART II - OTHER INFORMATION

Item 2(c). Sales of Unregistered Securities...................................18

Item 3.    Controls and Procedure.............................................18

Item 4.    Submission of Matters to a Vote of Security Holders................18

Item 6.    Exhibits and Reports on Form 8-K...................................19

Signature.....................................................................19

Index to Exhibits.............................................................20

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                  (Unaudited)

ASSETS
Current assets:
     Cash.......................................................... $     9,000
     Accounts receivable, net of allowance of $15,000..............      11,000
     Inventories...................................................      22,000
     Loan receivable- related party................................     515,000
     Prepaid expenses and other current assets.....................       5,000
                                                                    ------------
          Total current assets.....................................     562,000
                                                                    ------------
Property, equipment, and billboard coolers, net....................   1,239,000
                                                                    ------------
Other assets:
     Patents, net..................................................      38,000
     Security deposits.............................................       8,000
                                                                    ------------
          Total other assets.......................................      46,000
                                                                    ------------
                                                                    $ 1,847,000
                                                                    ------------
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable.............................................. $   581,000
     Accrued liabilities...........................................     986,000
     Preferred stock dividend payable- Class A.....................       1,000
     Loan payable- related party...................................      30,000
     Current portion of deferred payable...........................      22,000
                                                                    ------------
          Total current liabilities................................   1,620,000

Deferred payable- net of current portion...........................     451,000
                                                                    ------------
          Total liabilities........................................   2,071,000
                                                                    ------------

Commitments and contingencies

Stockholders' deficiency:
Preferred stock - Class A, par value $.00l;
   liquidity preference $45,000;
   1,870,000 shares authorized;
   70,000 shares issued and outstanding............................           -
Preferred stock - Class B, par value $.001;
   4,000,000 shares authorized;
   no shares issued and outstanding................................           -
Preferred stock, par value $.001;
   4,130,000 shares authorized;
   no shares issued and outstanding...............................            -
Common stock, par value $.001;
   75,000,000 shares authorized;
   27,909,408 shares issued and outstanding........................      28,000
Additional paid-in capital.........................................  25,665,000
Accumulated deficit................................................ (25,300,000)
                                                                    ------------
                                                                        393,000
Unamortized deferred compensation..................................    (617,000)
                                                                    ------------
          Total stockholders' deficiency...........................    (224,000)
                                                                    ------------
                                                                    $ 1,847,000
                                                                    ------------
                                                                    ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                             Three Months Ended          Nine Months Ended
                                                                  March 31,                  March 31,
                                                         --------------------------  --------------------------
                                                             2006          2005          2006          2005
                                                         ------------  ------------  ------------  ------------
Revenue:
     Net sales...........................................$    27,000   $    36,000   $    95,000   $   147,000
     Advertising revenue.................................          -        20,000        76,000        20,000
                                                         ------------  ------------  ------------  ------------
                                                              27,000        56,000       171,000       167,000
                                                         ------------  ------------  ------------  ------------

Cost and expenses:
     Cost of sales.......................................      9,000        14,000        47,000        67,000
     Salaries and wages..................................    123,000       230,000       395,000       607,000
     Legal, accounting and other professional expenses...     42,000        70,000       146,000       179,000
     Stock based compensation............................    356,000       262,000       767,000       745,000
     Other...............................................    405,000       343,000     1,209,000     1,004,000
                                                         ------------  ------------  ------------  ------------
                                                             935,000       919,000     2,564,000     2,602,000
                                                         ------------  ------------  ------------  ------------

Loss from operations ....................................   (908,000)     (863,000)   (2,393,000)   (2,435,000)
                                                         ------------  ------------  ------------  ------------
Other income (expense):
     Management fee income- related party................          -        30,000             -        90,000
     Interest income (expense)- related party............      8,000        (2,000)       20,000        27,000
     Interest expense....................................    (41,000)            -       (77,000)            -
                                                         ------------  ------------  ------------  ------------
                                                             (33,000)       28,000       (57,000)      117,000
                                                         ------------  ------------  ------------  ------------
Loss from continuing operations..........................   (941,000)     (835,000)   (2,450,000)   (2,318,000)
                                                         ------------  ------------  ------------  ------------

Discontinued operations:
     Loss from discontinued operations of subsidiary.....   (133,000)      (37,000)     (651,000)     (277,000)
     Loss from write off of goodwill attributable to
       discontinued operations...........................   (750,000)            -      (750,000)            -
                                                         ------------  ------------  ------------  ------------
     Loss from discontinued operations...................   (883,000)      (37,000)   (1,401,000)     (277,000)
                                                         ------------  ------------  ------------  ------------
Net loss ................................................$(1,824,000)  $  (872,000)  $(3,851,000)  $(2,595,000)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

Weighted average shares outstanding-
     basic and diluted................................... 26,244,000    17,906,000    23,106,000    16,046,000
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
Loss attributable to common stockholders:
     Net loss............................................$(1,824,000)  $  (872,000)  $(3,851,000)  $(2,595,000)
     Preferred stock dividends...........................      1,000         1,000         3,000        19,000
                                                         ------------  ------------  ------------  ------------
     Loss attributable to common stockholders............$(1,825,000)  $  (873,000)  $(3,854,000)  $(2,614,000)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------
     Loss from continuing operations.....................$      (.04)  $      (.05)  $      (.11)  $      (.14)
     Loss from discontinued operations...................$      (.03)  $      (.00)  $      (.06)  $      (.02)
                                                         ------------  ------------  ------------  ------------
     Net loss per common share...........................$      (.07)  $      (.05)  $      (.17)  $      (.16)
                                                         ------------  ------------  ------------  ------------
                                                         ------------  ------------  ------------  ------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                             Nine Months Ended March 31,
                                                                           ------------------------------
                                                                               2006              2005
                                                                           -------------    -------------
Cash flows from operating activities:
Loss from continuing operations............................................$ (2,450,000)    $ (2,318,000)
Adjustment to reconcile loss from continuing operations to
  net cash used in operating activities:
     Stock based compensation..............................................     767,000          745,000
     Depreciation and amortization.........................................     130,000           39,000
     Bad debt provision....................................................       6,000                -
Changes in:
     Accounts receivable...................................................      35,000          (32,000)
     Prepaid expenses and other current assets.............................      35,000           16,000
     Inventories...........................................................     (12,000)           5,000
     Security deposits.....................................................       3,000                -
     Accounts payable......................................................    (141,000)         (36,000)
     Accrued liabilities...................................................     114,000          185,000
     Unearned income.......................................................           -           10,000
     Customer deposits.....................................................           -           (2,000)
                                                                           -------------    -------------
          Net cash used in operating activities............................  (1,513,000)      (1,388,000)
                                                                           -------------    -------------
Cash flows from investing activities:
     Payments on note issued for purchase of property and equipment........           -           (3,000)
     Capital expenditures..................................................    (144,000)        (359,000)
                                                                           -------------    -------------
          Net cash used in investing activities............................    (144,000)        (362,000)
                                                                           -------------    -------------
Cash flows from financing activities:
    Proceeds from private placements of common stock.......................     620,000          170,000
    Expenses of offerings..................................................     (25,000)               -
    Proceeds from private placement of Class B preferred stock.............      68,000                -
    Preferred stock dividends paid- Class B................................     (37,000)               -
    Proceeds from subscriptions receivable.................................     168,000           40,000
    Proceeds from exercise of common stock warrants........................   1,315,000        1,114,000
    Expense of warrant exercise............................................     (72,000)          (4,000)
    Loans to related entities- net.........................................    (395,000)        (304,000)
    Repayments of loans from related parties- net..........................     (70,000)               -
                                                                           -------------    -------------
          Net cash provided by financing activates.........................   1,572,000        1,016,000
                                                                           -------------    -------------
Net cash provided from (used by) discontinued operations...................       2,000          (23,000)
                                                                           -------------    -------------

(Decrease) in cash.........................................................     (83,000)        (757,000)
Cash, beginning of period..................................................      92,000          823,000
                                                                           -------------    -------------
Cash, end of period........................................................$      9,000     $     66,000
                                                                           -------------    -------------
                                                                           -------------    -------------

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- (CONTINUED)
                                  (Unaudited)
                                                                             Nine Months Ended March 31,
                                                                           ------------------------------
                                                                               2006              2005
                                                                           -------------    -------------
Supplemental disclosure of cash flow information:
     Cash paid for interest................................................$          -     $          -

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock and warrants for services to the company..........$          -     $    294,000
Dividends payable on preferred stock- Class A..............................$      1,000     $     19,000
Subscriptions receivable for exercise of warrants..........................$          -     $     66,000
Issuance of common stock in payment of dividends on preferred stock........$      4,000     $     26,000
Issuance of common stock for legal fee in connection with stock offering...$          -     $     24,000
Expense of warrant exercise offset against subscription receivable.........$     57,000     $    131,000
Deemed dividends on preferred stock........................................$     24,000     $          -
Expenses of equity raise recorded as accounts payable......................$      1,000     $          -
Conversion of 605,000 shares of Class A preferred stock into
   605,000 shares of common stock..........................................$          -     $      1,000
Conversion of 718,000 shares of Class B preferred stock into
   718,000 shares of common stock..........................................$      1,000     $          -

           See notes to condensed consolidated financial statements.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of AquaCell Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's annual report filed on Form 10-KSB for the year ended June 30, 2005.

     The Company incurred net losses of $3,851,000 and $2,595,000 for the nine months ended March 31, 2006 and 2005, respectively. In addition, the Company had a working capital deficiency of $1,058,000 and a stockholders' deficiency of $224,000 at March 31, 2006. These factors continue to raise substantial doubt about the Company's ability to continue as a going concern.

     There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's stockholders.

     The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Reclassifications:

     Certain items in these financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on our results of operations, stockholders' equity or cash flow.

New Accounting Pronouncements:

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement was adopted by the Company as of January 1, 2006.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE B - INVENTORIES

     Inventories consist of the following at March 31, 2006:

          Raw materials ........................................... $    22,000
                                                                    ------------
                                                                    ------------


NOTE C - LOAN RECEIVABLE- RELATED PARTY

     At March 31, 2006 loan receivable from related party consisted of advances made to Aquacell Water, Inc., a former subsidiary. These advances bear interest at prime rate plus 1/2% and are payable on demand.


NOTE D - PROPERTY, EQUIPMENT, AND BILLBOARD COOLERS

     Property, equipment, and billboard coolers is summarized as follows at March 31, 2006:

          Billboard coolers - on location ......................... $   776,000
          Billboard coolers - not on location .....................     395,000
          Billboard cooler parts - not on location ................     207,000
          Furniture and fixtures ..................................      36,000
          Equipment - office ......................................      43,000
          Machinery and equipment .................................      79,000
          Leasehold improvements ..................................      12,000
          Truck ...................................................      11,000
                                                                    ------------
                                                                      1,559,000
          Less accumulated depreciation ...........................     320,000
                                                                    ------------
                                                                    $ 1,239,000
                                                                    ------------
                                                                    ------------

     Depreciation expense was $114,000 and $24,000 for the nine months ended March 31, 2006 and 2005 respectively.


NOTE E - ACCRUED LIABILITIES

     At March 31, 2006 the accrued liabilities consisted of officers' salaries of $289,000, payroll taxes withheld of $295,000, accrued payroll taxes of $97,000, accrued penalties and interest on taxes payable of $128,000 and other accrued liabilities of $177,000. As of March 31, 2006 two tax liens have been filed, one Federal tax lien of approximately $76,000 and one state tax lien of approximately $26,000.


NOTE F - DEFERRED PAYABLE

     At March 31, 2006, the deferred payable in the amount of $473,000 represented the balance due to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. This amount is payable solely from 5% of the future revenues to be generated by our Global Water-Aquacell subsidiary.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

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

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE G - EQUITY TRANSACTIONS - (continued)

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

     During February 2006 the Company issued an aggregate of 223,473 shares of common stock in connection with the exercise of 223,473 common stock warrants. Warrants with exercise prices ranging from $.35 to $1.75 were repriced to $.20. The Company realized gross proceeds of $45,000 and expenses were $5,000 in connection with the exercises. New common stock purchase warrants were issued for 223,473 shares of common stock exercisable at $.40 per share.

     During March 2006 the Company completed a private placement for 937,500 shares of its common stock. The offering consisted of 937,500 shares of common stock at a price of $.16 per share and 468,750 common stock purchase warrants exercisable at $.40 per share. The Company realized gross proceeds of $150,000 and expenses were $15,000 in connection with the placement.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE G - EQUITY TRANSACTIONS - (continued)

     During March 2006 the Company issued an aggregate of 751,666 shares of common stock in connection with the exercise of 751,666 common stock warrants. Warrants with exercise prices ranging from $.55 to $1.75 were repriced to $.20. The Company realized gross proceeds of $150,000 and expenses were $15,000 in connection with the exercises. New common stock purchase warrants were issued for 751,666 shares of common stock exercisable at $.40 per share.

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

Conversion of Class B Preferred Stock

     During the nine months ended March 31, 2006, 918,000 shares of Class B Preferred Stock were converted into common shares of the Company on a share for share basis. No shares of Class B Preferred stock were issued and outstanding at March 31, 2006.

Stock Based Compensation

     Effective January 1, 2006, the Company adopted "SFAS 123(R)", which requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the Statement of Operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Prior to January 1, 2006, the Company followed the disclosure- only provisions under SFAS 123.

     For the quarter ended March 31, 2006, stock based compensation included $158,000 attributable to fully vested employee stock options.

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE H - SPIN-OFF OF SUBSIDIARY

     On July 19, 2005 the Board of Directors approved that management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc.

     On November 8, 2005 the Company filed a Form 10 on behalf of its Aquacell Water subsidiary in connection with the spin-off.

     This report has reclassified the assets, liabilities and operations of the Aquacell Water company to reflect discontinued operations based on the March 9, 2006 record date.

     On March 13, 2006 the Form 10 of Aquacell Water that registered all 27,809,408 issued and outstanding shares of its common stock to be distributed to the AquaCell Technologies, Inc. common stockholders on a share for share basis was declared effective.


NOTE I - DISCONTINUED OPERATIONS

     March 9, 2006 was established by the Company as the record date for the spin-off of the common stock of its Aquacell Water, Inc. subsidiary to the common stockholders of the Company on a share for share basis.

     The Financial Accounting Standards Board's SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the disposal of a component of an entity that has been disposed of in a distribution to owners.

     The Company has disposed of its Aquacell Water, Inc. subsidiary through a distribution of common shares to its stockholders. Consequently, the accompanying condensed consolidated financial statements reflect operations of Aquacell Water, Inc. as discontinued operations in accordance with SFAS No. 144. Results of operations and cash flows of Aquacell Water have been classified as "Loss from discontinued operations," and "Net cash provided by (used in) discontinued operations," respectively.

     Summarized below are the results of discontinued operations:

                                                    Nine Months Ended March 31,
                                                  ------------------------------
                                                      2006              2005
                                                  ------------     ------------
         Net Sales............................... $   555,000      $    34,000
                                                  ------------     ------------
                                                  ------------     ------------
         Discontinued Operations:
           Loss from discontinued operations of
             subsidiary.......................... $  (651,000)     $  (277,000)
           Write-off goodwill attributable to
             Company's investment in
             Aquacell Water, Inc.................    (750,000)               -
                                                  ------------     ------------
           Loss from discontinued operations..... $(1,401,000)     $  (277,000)
                                                  ------------     ------------
                                                  ------------     ------------

                 AQUACELL TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2006 (Unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Employee Contracts

     On November 1, 2005 the Company entered into five year employment agreements with three executives of the Company. These agreements provide for aggregate minimum annual salaries of $284,000. The agreements also provide for incentive bonuses based upon achievement of certain milestones.


NOTE K - OTHER COSTS AND EXPENSES

     Other costs and expenses consisted of the following:

                                                    Nine Months Ended March 31,
                                                  ------------------------------
                                                      2006              2005
                                                  ------------      ------------
      Manufacturing expenses - billboard coolers. $   329,000       $   389,000
      Rent.......................................      29,000            29,000
      Telephone and utilities....................      43,000            25,000
      Travel.....................................      20,000            51,000
      Business promotion........ ................      49,000            77,000
      Consulting, service fees,
          commissions and expenses...............     229,000            45,000
      Insurance..................................      37,000            46,000
      Vehicle expenses...........................      25,000            46,000
      Listing fees...............................           -            28,000
      Exchange fees, transfer agent fees and
          investor fees and expenses.............      91,000           122,000
      Office expenses, postage and supplies......      17,000            16,000
      Depreciation and amortization..............     130,000            39,000
      Supplies...................................      39,000            32,000
      Other expenses.............................     171,000            59,000
                                                  ------------     ------------
                                                  $ 1,209,000      $  1,004,000
                                                  ------------     ------------
                                                  ------------     ------------

NOTE L - INTEREST EXPENSE:

     Included in interest expense is penalties and interest on delinquent payroll taxes payable in the amount of $42,000 for the nine months ended March 31, 2006 and $-0- for the nine months ended March 31, 2005.

NOTE M - SEGMENT DATA:

     The Company has two reportable segments; water products and advertising.

     The following table presents information about the Company's business segments as of and for the nine months ended March 31, 2006 and 2005.


                                    Three Months Ended                         Nine Months Ended
                                      March 31, 2006                             March 31, 2006
                                --------------------------                 --------------------------
                                    Water                                    Water
                                   Related                                   Related
                                   Products    Advertising     Total         Products     Advertising     Total
                                -------------  ------------  -----------   -------------  ------------  ------------
Net revenue.....................$     95,000   $    76,000   $   171,000   $    147,000   $    20,000   $   167,000
Loss from continuing operations.$   (710,000)  $(1,740,000)  $(2,450,000)  $   (872,000)  $(1,446,000)  $(2,318,000)
Stock based compensation........$     28,000   $   739,000   $   767,000   $    140,000   $   605,000   $   745,000
Depreciation and amortization...$      1,000   $   129,000   $   130,000   $      1,000   $    38,000   $    39,000
Identifiable assets.............$    446,000   $ 1,401,000   $ 1,847,000   $    224,000   $ 1,236,000   $ 1,460,000

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

     The operations of AquaCell Technologies, Inc. are conducted through its
AquaCell Media, Inc. subsidiary.   AquaCell Media, Inc. is in the out-of-home
segment of the advertising industry through the sale of advertising on our patented self-filling water cooler, the Aquacell Bottled Water Cooler System. This business model called "Coolertising" was launched in 2004, designed to provide us with an on-going revenue model in comparison to selling the coolers, as we had previously done. We install our "billboard" water coolers into retail and other strategic locations free of charge to these locations under five-year contracts, and retain ownership of the cooler. We currently have approximately 1400 coolers installed in Rite Aid and Duane Reade drug stores.

     During the quarter ended March 31, 2006, we signed contracts with Winn-Dixie supermarkets and CVS pharmacies for installation of our billboard water coolers, and will begin these installations in the next quarter. We continue to have a test program underway in Kmart/Sears.

     Advertisers to date have been CBS Television and Unilever, who reported a 34% sales lift of its advertised Dove Cooler Moisture in stores carrying the
cooler ads.   CBS Television has used Coolertising to promote three new
comedies, and has signed up for a new campaign for the late-summer/early fall 2006.

     Coolertising has begun to gain recognition in advertising trade magazines, and during the quarter ended March 31, 2006 was included in an article in Business Week on out of home advertising.

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

     Income taxes:

     The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than no that some portion or all of the deferred tax assets will not be realized.

     New Accounting Pronouncements:

     In December 2004, the FASB issued SFAS NO. 123R, "Share Based Payment." This statement is a revision of SFAS No. 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under
SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement was adopted by the Company effective January 1, 2006.

Results of Operations

     During the quarter ended March 31, 2006 the spin-off of the Company's Aquacell Water subsidiary was declared effective and, in accordance with the Financial Accounting Standards Board's SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," its operations were required to be classified as discontinued operations since it was disposed of in a distribution to the owners of the Company's common stock. Accordingly, the statement of operations has been reclassified to reflect the loss from discontinued operation which, during the quarter ended March 31, 2006, included the write-off of goodwill, in the amount of $750,000, in connection with the Company's original acquisition of Aquacell Water.

Nine Months Ended March 31, 2006

Continuing Operations

     During the nine months ended March 31, 2006 on a consolidated basis, revenues from continuing operations were $171,000 as compared to $167,000 for the similar period of the preceding year. Cost of sales was 50% of net sales for the nine months ended March 31, 2006 as compared to 46% of net sales for the same period of the prior year.

     Loss from continuing operations on a consolidated basis, attributable to common stockholders, for the nine months ended March 31, 2006 increased to $2,450,000 as compared to $2,318,000 for the same period of the prior year resulting primarily from the amortization of vested stock options, in the amount of $158,000, in accordance with SFAS No. 123R that was adopted by the Company as of January 1, 2006.

     Salaries and wages decreased by $212,000 for the nine months ended March 31, 2006 over the prior year resulting primarily from the new current year executive employment contracts reflecting lower base salaries. Legal, accounting and other professional expenses decreased by approximately $33,000 for the nine months ended March 31, 2006. Stock based compensation increased by $22,000 to $767,000 for the nine months ended March 31, 2006 resulting from a charge of $158,000 from the adoption of SFAS No. 123R offset by a reduction in warrant compensation attributable to a direct write-off of certain warrants at the end of the prior year. Other selling, general and administrative expenses, increased by approximately $205,000 to $1,209,000 for the nine months ended March 31, 2006. Current period expenses consisted primarily of manufacturing expenses, billboard coolers- $329,000, rent- $29,000, telephone and utilities- $43,000, travel- $20,000, business promotion- $49,000, consulting and service fees, commissions and expenses- $229,000, insurance- $37,000, and vehicle expenses- $25,000.

Discontinued Operations

     Loss from discontinued operations increased by $1,124,000 for the nine months ended March 31, 2006. The record date for the distribution of Aquacell Water to the Company's common stockholders was established at March 9, 2006 and, in accordance with SFAS No. 144, the operations of Aquacell Water were reclassified to discontinued operations. In addition, the Company was required to write-off the balance of goodwill resulting from its investment in Aquacell Water resulting in a one-time charge of $750,000 and increasing the loss from discontinued operations for the nine month period ended March 31, 2006.

Three Months Ended March 31, 2006

Continuing Operations

     During the three months ended March 31, 2006 on a consolidated basis the loss from continuing operations increased by $106,000 to $941,000 from the comparable period of the prior year resulting primarily from the $158,000 charge for vested stock options under SFAS No. 123R. The operating loss from discontinued operations, increased by $96,000 for the three months ended March 31, 2006 over the prior year and the loss was increased by the $750,000 one-time write-off of goodwill discussed above.

     During the three months ended March 31, 2006, on a consolidated basis, revenues from continuing operations decreased by $29,000 over the three months ended March 31, 2005 resulting primarily from a decline in advertising revenues.

     Salaries and wages decreased by $107,000 for the three months ended
March 31, 2006 over the prior year resulting primarily from the current year allocation of a portion of executive and other salaries to Aquacell Water. These costs are reflected in the increased loss from discontinued operations. Legal, accounting and other professional expenses decreased by approximately $28,000 for the three months ended March 31, 2006. Stock based compensation increased by $94,000 to $356,000 for the three months ended March 31, 2006. Other selling, general and administrative expenses increased by approximately $62,000 to $405,000 for the three months ended March 31, 2006. Current period expenses consisted primarily of manufacturing expenses- billboard coolers- $138,000, consulting and service fees, commissions and expenses- $84,000, depreciation and amortization- $46,000, rent- $10,000 and business promotion- $29,000.

Discontinued Operations

     Loss from discontinued operations for the three months ended March 31, 2006 consisted of an operating loss of $133,000 and a one-time write-off of goodwill in the amount of $750,000.

Liquidity and Capital Resources

     The Company has developed a plan to address liquidity, in connection with its ability to continue as a going concern, in several ways. It intends to continue to raise capital through the sale or exercise of equity securities. Toward that end the Company raised net equity of approximately $1,906,000 through the exercise of warrants to purchase common shares and private placements of its common and preferred B shares during the nine months ended March 31, 2006. The Company has continued to pursue the placement of our water cooler billboards in various locations and the Company is seeking to increase its revenues through the sale of advertising on the band of the cooler's permanently attached five-gallon.

     Cash used by continuing operations during the nine months ended March 31, 2006 amounted to $1,513,000. Net loss from continuing operations of $2,450,000 was reduced by non-cash stock based compensation in the amount of $767,000 depreciation and amortization of $130,000 and bad debt provision of $6,000. Cash used by operations was further increased by a decrease in accounts payable in the amount of $141,000. Net loss was further decreased by an increase in accrued liabilities of $114,000 and by net changes in prepaid expenses, accounts receivable, customer deposits, security deposits, and inventories aggregating $61,000.

     Cash used by investing activities during the nine months ended March 31, 2006 represented capital expenditures in the amount of $144,000 primarily for billboard coolers.

     Cash provided by financing activities was approximately $1,572,000. Proceeds from private placements of common and preferred B stock amounted to $688,000. Proceeds from exercise of common stock purchase warrants amounted to $1,315,000. Proceeds from subscriptions receivable were $168,000. Expenses of our equity raises amount to $97,000, Net loan repayments were made to related parties in the amount of $70,000 and dividends were paid on the Class B preferred stock in the amount of $37,000. Net loans to related company spun-off during the quarter ended March 31, 2006 amounted to $395,000.

     Net cash provided from discontinued operations amounted to $2,000 for the nine months ended March 31, 2006.

     We have granted warrants, subsequent to our initial public offering, in connection with private placements, consulting, marketing and financing agreements that remain outstanding at the date of this filing and may generate additional capital of up to approximately $10,448,000 if exercised. As of March 31, 2006 150,000 warrants generating $2,000 were in the money and 1,641,095 warrants generating $10,446,000 were out of the money. Historically, the Company has repriced out of the money warrants issued in connection with equity placements to generate additional capital. There is no assurance however, that any of the warrants will be exercised.

     At March 31, 2006 there were two outstanding tax liens; a Federal tax lien against an inactive subsidiary in the amount of $76,000 and a state tax lien against an inactive subsidiary in the amount of $26,000. We are in negotiations to reach settlement agreements with the appropriate tax agencies. There are no assurances that these negotiations will result in successful agreements and the Company's assets could be subject to enforcement action.

     Management believes that subsequent equity raises and conversion of warrants and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. The Company presently has no material commitments for future capital expenditures.

                           PART II.   OTHER INFORMATION

ITEM 2 (C).  SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 2006 the Registrant sold 2,225,592 shares of common stock upon exercise of Common Stock Purchase Warrants to 11 accredited investors pursuant to the exemption provided by Regulation D, Rule 505, and
Section 4(2) of the Securities Act of 1933, as amended. New Common Stock Purchase Warrants were issued to the investors at prices ranging from $.35 to $.40.

     During the quarter ended March 2006 the Registrant sold 1,437,500 shares of common stock in connection with Private Placements to 3 accredited investors pursuant to the exemption provided by Regulation D, Rule 505 and section 4(2) of the Securities Act of 1933, as amended.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the period covered by this Report on Form 10-QSB there were no matters submitted to a vote of security holders.

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

         31.2   CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)

         32.0   Certification Pursuant to 18 U.S.C. Section 1350

     B.  Reports on Form 8-K.

         During the period covered by this Form 10-QSB the following report of Form 8-K was filed:

         March 3, 2006 - Agreement with CVS Pharmacy, Inc. to install water coolers into the pharmacy areas in CVS stores.



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


                                               AquaCell Technologies, Inc.
                                               -------------------------------
                                               Registrant

Date: May 22, 2006
                                                  /s/ Gary S. Wolff
                                               -------------------------------
                                               Name:  Gary S. Wolff
                                               Title: Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number   Description
-------  -----------

  31.1  CEO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  31.2  CFO's Certification Pursuant to Rule 13a-14(a)/ 15d-14(a)


  32.0  Certification Pursuant to 18 U.S.C. Section 1350