Form 10KSB
period 2008-06-30
GREENCORE TECHNOLOGY INC
filed 2008-11-05
CIK 1114655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal years ended June 30, 2006, June 30, 2007, June 30, 2008

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


                         Commission File Number 1-16165


                           GreenCore Technology, Inc.
                     (Formerly Aquacell Technologies, Inc.)
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

     State issuer's revenues for its most recent fiscal year:  $171,000.00

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  __   No  X

     As of September 30, 2008, the aggregate market value of the issuer's Common Stock (based on its reported last sale price on the OTC Pink Sheets) held by non-affiliates of the issuer was $4,475,000.

     At September 30, 2008 34,632,888 shares of issuer's Common Stock were outstanding.

                                EXPLANATORY NOTE

     The accompanying Form 10-KSB reports the annual consolidated financial statements for the years ended June 30, 2006, 2007 and 2008, in addition to summary unaudited quarterly financial information for the quarterly periods of 2006, 2007 and 2008.



                               Table of Contents


                                                                         Page
Part I

Item 1     Business                                                         3
Item 2     Property                                                         7
Item 3     Legal Proceedings                                                7
Item 4     Submission of Matters to a Vote of Security Holders              7

Part II

Item 5     Market for Common Equity and Related Stockholder Matters         8
Item 6     Management's Discussion and Analysis or Plan of Operation       10
Item 7     Financial Statements                                            19
Item 8     Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                        19
Item 8A(T) Controls & Procedures                                           20
Item 8B    Other Information                                               21

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act               22
Item 10    Executive Compensation                                          24
Item 11    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                 28
Item 12    Certain Relationships and Related Transactions                  30
Item 13    Exhibits and Reports on Form 8-K                                30
Item 14    Principal Accountant Fees and Services                          31

Signatures                                                                 32

Exhibit Index                                                              33

                                     PART I

ITEM 1. BUSINESS

Background

     GreenCore Technology, Inc. formerly AquaCell Technologies, Inc. (the "Company") was incorporated in Delaware on March 19, 1997, and historically conducted business in the water industry.

     In the calendar year ended June 2005, the Company's operations consisted of two operating subsidiaries, Aquacell Media, Inc. and Aquacell Water, Inc. AquaCell Media, operated in the out-of-home advertising segment of the advertising industry. The Company had placed approximately 1400 of its patented self-filling water coolers into retail locations and sold advertising on the bottle label. Aquacell Water, Inc. (formerly Water Science Technologies, Inc.) engaged in the manufacture and sale of products for water filtration and purification, addressing various water treatment applications for municipal, industrial, commercial, and institutional purposes.

     On March 9, 2006, the Company separated it's wholly owned subsidiary Aquacell Water, Inc. through a spinoff distribution to its shareholders, registering the spinoff shares on a Form 10 registration statement. Holders of record of the Company's common shares as of the close of business on March 9, 2006, which was the record date, received one share of Aquacell Water common stock for every one share of AquaCell Technologies common stock held, provided they had not sold the shares between the record date and distribution date of April 3, 2006. On May 23, 2006 Aquacell Water began trading on the OTC Bulletin Board as an independent public company.

     The year ended June 2007 was a transition year for the Company. The Company exited the out-of-home advertising business and in January 2007, embarked upon a redirection of its business. In May 2007, the Company acquired GPM, Inc. a patent holder and manufacturer of a solar powered air conditioner. Since acquiring GPM, the Company has further developed the product to meet the needs of specific niche market segments that the Company has selected to target.

     For the year ended June 2008, the Company's focus has been solely on environmentally friendly or "green" technologies, including the GreenCore solar powered air conditioner and the repositioning of its self-filling water cooler as an eco-friendly product.

Our Products

     We manufacture and sell environmentally friendly or "green" products. Unlike many products that are eco-friendly, our products have been designed to save money in comparison to costs for similar traditional products.

Solar Air Conditioning
----------------------

     Following the acquisition of GPM we redesigned and updated the solar powered air conditioner through an aggressive development program, utilizing the services of engineers that specialize in direct current electricity and in refrigeration. We have designed two solar air conditioner models marketed under the GreenCore Air name: GC10200-1, which is a free-standing unit with options to allow for ducted installation or direct discharge; and GC10200-2 which is a mobile system. Our solar powered DC air conditioner provides air conditioning without the high operating cost associated with even the most efficient traditional AC powered air conditioners. These two systems are the flagship products of our business.

     Our GreenCore solar powered air conditioner is a 24-volt, all DC (direct current) air conditioner, designed to be primarily powered by energy generated by photovoltaic (solar) panels and stored in batteries. When power from the sun is not available, the technology developed by the Company allows the systems to automatically switch to utilize the energy stored within the batteries. For complete grid-free applications, the solar array and battery storage is sized to ensure the system will continue to run in the event the sun does not shine for an extended period of time.

     We have designed our solar powered air conditioner to be either grid-free, or to operate as a hybrid system with AC (alternating current) battery charging capability, allowing the solar array to be smaller. Our system can also be interfaced with existing photovoltaic systems, or with other alternative energy generators such as wind power.

     The GreenCore 10200 solar air conditioner, which utilizes R134A refrigerant, produces 10,200 BTUs and is capable of cooling areas up to 600 square feet. The SEER and EER standards for ratings associated with the energy efficiency of air conditioners are not applicable to our DC air conditioner, as these ratings are based upon the amount of electricity used from the electrical grid for BTU exchange. Additionally, as an option, the GreenCore 10200 may be configured to provide both air conditioning and heat, making it a complete climate control system.

Environmentally Friendly "Bottled" Water
----------------------------------------

     We have repositioned our self-filling Aquacell bottled water cooler system as a "green" product, given that it replaces bottled water which is known to have a negative environmental impact. Our self-filling cooler is connected to a tap water source and filtered through an extensive filtration system which includes ultra-violet light for disinfections. The water flows into the permanently attached five-gallon bottle, which refills itself each time water is dispensed, eliminating the need to replace the bottle.

     Replacing bottled water with an Aquacell Bottled Water Cooler System can provide significant savings to corporations and other users, in addition to eliminating problems related to storing and handling heavy bottled water.

Environmental Sustainability and Responsibility - Trends in society

     Pollution, climate change and depletion of natural energy resources are the most significant environmental problems facing the world today.

     According to the EPA, America is shifting to a "green culture" with more and more businesses recognizing that environmental responsibility is everyone's responsibility. While early eco-sensitive companies were often ridiculed, now even the world's largest chemical companies are making bold transformations to improve the environment.

     Corporations are faced with developing corporate responsibility and sustainability strategies while maximizing shareholder value, often a difficult task. Their goal is to meet the needs of the present without compromising the needs for future generations. Nearly every major corporation has a "green" initiative, from facility departments, to manufacturing, transportation and marketing.

Environmental Impacts

Environmental Impact of Air Conditioning
----------------------------------------

     It has been estimated that approximately 16% of all electricity used in the United States is for air conditioning. Despite new environmental standards for efficiency ratings for air conditioning equipment, the demand for air conditioning continues to increase. This increase is primarily due to the increase in the need for cooling IT and data centers. Even as computing equipment becomes smaller, it uses the same or even more electricity than the equipment it replaced, generating as much or more heat in data centers that must be removed in order for the equipment to operate.

     According to an EPA report, it is estimated that in 2006, data centers consumed 1.5 percent of the total U.S. electricity consumption, which is expected to double by the year 2011. Fifty percent of the electricity used in data centers is for cooling equipment.

Environmental Impact of Bottled Water
-------------------------------------

     Recent reports show that the staggering increase in the sales of bottled water have resulted in nearly 40 billion water bottles being deposited in land fills every year. Cities such as San Francisco, New York and Salt Lake City are restricting or eliminating the sales of bottled water by city offices, and discouraging its use. In addition to the environmental impact of water bottles filling land fills, the manufacturing of plastic water bottles has its own environmental impact. In fact, nearly every step in the bottling process has an environmental impact. The water treatment process often requires bottlers to waste up to six gallons of water for each gallon it produces. A bottler in California received significant fines for the amount of sewer water it generated from its purification process, and acknowledged that their waste water was perfectly suited for consumption. Other bottlers have been cited for the disruption of natural pristine water sources to meet growing demands for bottled water in urban regions. Many locales are refusing to allow water bottling plants to operate in their towns or counties.

     Further enhancing the negative environmental impact is the transportation and unnecessary use of fossil fuels. Water is generally transported from the source in tanker trucks to the bottling plant, and then the bottles are re-transported via truck, rail, ship or sometimes even air. At more than eight pounds per gallon, trucks that transport water generally are not able to carry a full load of bottles.

     According to the Pacific Institute, it is estimated that producing the bottles for American consumption of bottled water in 2006 required the equivalent of more than 17 million barrels of oil. Overall, the average energy cost to make the plastic, fill the bottle, transport it to market and then deal with the waste would be like filling up a quarter of every bottle with oil.

Marketing

     For the initial introduction of our revolutionary solar powered air conditioner, we participated in various solar related trade shows, and have taken our off-grid mobile showroom to a number of location. The mobile showroom, which utilities a 48 foot semi trailer, is outfitted with the GreenCore solar powered air conditioner model 10200-1, as well as with the earth-friendly Aquacell 1000 self-filling water cooler. All electricity for the showroom is generated by solar panels mounted on the roof, powering the air conditioner, water cooler, lights, computers and other items.

     We were invited to participate in several Earth Day related events for Universal Studios, 20th Century Fox, LA Community College and the Los Angeles Metro Water District. Additionally, we provided off-grid air conditioning to the American Idol Season Finale VIP Party.

     Our target markets for the solar powered air conditioner include commercial locations with a small footprint that requires cooling and my have limited access to reliable electricity. The applications include modular classroom and offices, construction trailers and telecommunication data centers.

     We have placed our marketing emphasis on applications that traditionally utilize Single Package Vertical Unit (SPVU) air conditioners. SPVUs are a product classification of ASHRAE (American Society of Heating, Refrigeration and Air Conditioning Engineers) which have been exempted from the Department of Energy's efficiency requirements, allowing for an energy efficiency rating of
8.6. Replacing air conditioners of this low rating allows the Company to provide significant reduction in operating costs. These air conditioners are typically used in modular classrooms, construction trailers and telecommunication data centers.

     We have also set up distributors in the Baja region of Mexico and the State of Texas. We have appointed agents to establish distribution networks in key marketing areas, including the Middle East and Europe. Additionally, we are in the process of reviewing applications and interviewing for distributors both domestic and international.

     Target markets for our Aquacell Bottled Water Cooler System include commercial entities desiring to promote an eco-friendly workplace, while saving money in comparison to delivered bottled water costs. The Company is looking to establish a marketing partner for this product.

Aquacell Water, Inc.

     In March 2002 the Company acquired Water Science Technologies (WST) and in
August 2005 changed its name to Aquacell Water, Inc.   Aquacell Water
manufactures custom designed turnkey water purification and treatment systems for municipal, industrial and commercial applications, with concentration and expertise in arsenic removal systems for public drinking water providers.

     Depending upon the source of the water - ground water, surface water or seawater - its content and the required quality of the treated water, Aquacell Water builds a custom system designed to meet the specifications of the end user. We engineer and design the systems we produce to ensure that we meet the needs of our customers, and provide installation, maintenance and training, with an emphasis on arsenic removal for public drinking water systems.

     In March 2006, Aquacell Water, Inc. was separated from the Company in a distribution to the Company's shareholders.

Customers

     Our GreenCore Air customers include various distributors established by the Company, who have distributed our solar air conditioners to companies including McDonald's and MetroPCS. We also have sold systems directly to the US government's Naval Research Laboratories.

     Our Aquacell Water Cooler customers include a broad range of corporations and government entities,,

Production, Raw Materials and Supplies

     Our products are manufactured in our 10,000 square foot manufacturing facility located in Rancho Cucamonga, California,

     Upon completion of manufacture, each product undergoes quality assurance testing prior to shipping and installation. Many of the raw materials and components used in our products are commonly available commodities such as fittings, and tubing, while others are specifically manufactured to our specifications in accordance with our proprietary technology. Our products are fabricated from these materials and assembled together to form an integrated product. Multiple vendors have been identified as sources for most parts and supplies for our products and we do not anticipate any shortages of such materials. We have dependence on certain single source suppliers for some of our parts. If any supplier were to become unable to perform, we believe we could readily find a substitute source for most products, while others may take longer to find a suitable substitute source. We are not a party to any material long-term fixed price supply contracts.

Government Regulation

     The market for alternative energy products is strongly influenced by federal, state and local government regulations and policies. In the United States these regulations and policies are modified from time to time. Customer purchases of alternative energy products could be deterred by these regulations and policies and their modifications, which could affect the potential demand for our products.

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

Intellectual Property

     We own a United States patent on solar powered air conditioning. We intend to seek appropriate additional trademark or service mark registrations in connection with our product and service offerings.

Employees

     As of June 30, 2008 we had 12 employees. None of our employees are covered under collective bargaining agreements although we do have employment agreements with certain executives. Management believes we maintain a good relationship with our employees.


ITEM 2. PROPERTIES

     Our principal executive office and our 10,000 square foot manufacturing facility are located in Rancho Cucamonga, California under a five-year lease that commenced on January 1, 1999 and expires on December 31, 2009. That lease has an annual base rent of $86,000. We believe that, if necessary, alternative space is readily available at comparable rates and on comparable terms with respect to all of our leased properties. We also believe that we can obtain additional space necessary to support increases in our future operation. We believe that the properties described above are currently protected by adequate insurance.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a defendant, along with other parties, in an action in the Superior Court of the State of California, San Bernardino County, commenced in April 2008 by SolCool, LLC, a former distributor for the Company. The plaintiff is claiming approximately $235,000 in damages arising from an alleged breach of contract of a distribution agreement between the parties. The Company has interposed a counterclaim in excess of the amount sought by the plaintiff for breach of the aforesaid distribution agreement and trade name infringement. The Company is vigorously defending the lawsuit, which is in its initial stages, and accordingly, no firm prediction as to the outcome of the lawsuit can be made at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In June 2008 the Company solicited the written consent of a majority of its stockholders pursuant to the provisions of Delaware General Corporation Law
Section 228 to amend its Certificate of Incorporation changing the company name to GreenCore Technology, Inc. and increasing the number of authorized common shares from 75,000,000 to 200,000,000. A majority of stockholders consented to amend the proposed amendment, which was filed with the Delaware Secretary of State on June 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced quotation on the American Stock Exchange on February 12, 2001 following its initial public offering. The following table sets forth, for the periods indicated, the last sale prices for the Common Stock as reported by American Stock Exchange:

          Period                                            High ($)   Low ($)
          ------                                            --------   -------
          Fiscal 2009
          October 1 - October 15.............................$ 0.13    $ 0.06
          First Quarter......................................  0.22      0.13

          Fiscal 2008
          Fourth Quarter.....................................$ 0.35    $ 0.16
          Third Quarter......................................  0.32      0.17
          Second Quarter.....................................  0.57      0.18
          First Quarter......................................  0.49      0.23

          Fiscal 2007
          Fourth Quarter.....................................$ 0.63    $ 0.35
          Third Quarter......................................  0.23      0.09
          Second Quarter.....................................  0.30      0.01
          First Quarter......................................  0.08      0.05

          Fiscal 2006
          Fourth Quarter.....................................$ 0.28    $ 0.07
          Third Quarter......................................  0.33      0.16
          Second Quarter.....................................  0.55      0.15
          First Quarter......................................  0.68      0.36

     In March 2006, the Company separated it's wholly owned subsidiary Aquacell Water, Inc. from itself through a distribution to its shareholders. In May 2006 Aquacell Water began trading as an independent public company.

     On September 30, 2008 the last sale price of the Common Stock as reported by Pink Sheets was $0.17. On September 30, 2008, there were approximately 135 holders of record of the Company's Common Stock and, the Company believes, approximately 1300 beneficial owners of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

     During the year ended June 30, 2007 the Company made the following sales of unregistered securities:




                                                                                    Exemption
                                     Consideration Received and Description of      From          If Option, Warrant or
Date       Title of      Number      Underwriting or Other Discounts to             Registration  Convertible Security,
of Sale    Security      Sold        Market Price Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------

12/06      Common Stock     137,500  Issued upon exercise of warrants                   4(2);
                                     Cash received $25,625 less offering expenses       4(6)
                                     of $3000
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
01/07      Common Stock   1,354,887  Issued upon exercise of warrants                   4(2);
                                     Cash received $127,231 less offering expenses      4(6)
                                     of $9000
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
02/07      Common Stock     813,333  Issued upon exercise of warrants                   4(2);
                                     Cash received $32,000 less offering expenses       4(6)
                                     of $3000
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
12/06      Warrants to       68,750  Issued in connection with repricing of             4(2);     All exercisable at $0.50 per share
           Purchase                  certain exercised warrants.  No                    4(6)
           Common Stock              consideration unless warrants are converted
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
01/07      Warrants to      412,859  Issued in connection with repricing of             4(2);     All exercisable at $0.30 per share
           Purchase                  certain exercised warrants                         4(6)
           Common Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
01/07      Warrants to      942,028  Issued in connection with repricing of             4(2);     All exercisable at $0.25 per share
           Purchase                  certain exercised warrants                         4(6)
           Common Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
02/07      Warrants to      813,333  Issued in connection with private placement        4(2);     All exercisable at $0.40 per share
           Purchase                                                                     4(6)
           Common Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
11/06      Common Stock     500,000  Issued in connection with a consulting             4(2);
                                     agreement                                          4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
01/07      Common Stock   1,000,000  Issued in connection with an employment            4(2);
                                     agreement                                          4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
03/07      Common Stock     500,000  Issued in connection with a placement agency       4(2);
                                     agreement                                          4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
02/07      Notes          4,500,000  Issued in connection with Private Offering         4(2);     Convertible at $0.20 per share
           Convertible               to Accredited Investors. Cash received             4(6)
           to Common                 $900,000 less offering expenses of $54,000
           Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
04/07      Notes            500,000  Issued in connection with Private Offering         4(2);     Convertible at $0.20 per share
           Convertible               to Accredited Investors. Cash received             4(6)
           to Common                 $100,000
           Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
05/07      Notes         10,000,000  Issued in connection with Private Offering         4(2);     Convertible at $0.20 per share
           Convertible               to Accredited Investors. Cash received             4(6)
           to Common                 $2,000,000 less offering expenses of
           Stock                     $200,000
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
06/07      Notes          5,500,000  Issued in connection with Private Offering         4(2);     Convertible at $0.20 per share
           Convertible               to Accredited Investors. Cash received             4(6)
           to Common                 $1,100,000 less offering expenses of
           Stock                     $110,000
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------

     During the year ended June 30, 2008 the Company made the following sales of unregistered securities:


                                                                                    Exemption
                                     Consideration Received and Description of      From          If Option, Warrant or
Date       Title of      Number      Underwriting or Other Discounts to             Registration  Convertible Security,
of Sale    Security      Sold        Market Price Afforded to Purchasers            Claimed       Terms of Exercise or Conversion
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
03/08      Common Stock     540,000  Issued in connection with Consulting               4(2);
                                     Agreement                                          4(6)
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
03/08      Warrants to      540,000  Issued in connection with Consulting               4(2);     All exercisable at $0.75 per share
           Purchase                  Agreement. No consideration unless warrants        4(6)
           Common Stock              are converted
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------
06/08      Notes          1,810,000  Issued in connection with Private Offering         4(2);     Convertible at $0.20 per share
           Convertible               to Accredited Investors. Cash received             4(6)
           to Common                 $362,000 less offering expenses of  $18,120
           Stock
---------  ------------  ----------  ---------------------------------------------  ------------  ----------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this Form 10-KSB and in future filings by the company with the Commission, statements identified by the words "believe", "positioned", "estimate", "project", "target", "continue", "will", "intend", "expect", "future", "anticipates", and similar expressions express management's present belief, expectations or intentions regarding the company's future performance within the meaning of the Private Securities Litigation Reform Act of 1995. The safe harbor in the Private Securities Litigation Act of 1995 does not apply to statements made in this document. Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The company has no obligations to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Overview

     The following discussions and analysis should be read in conjunction with the Company's consolidated financial statements and the notes presented following the financial statements. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

     In the calendar year ended December 2005, the Company's operations consisted of two operating subsidiaries, Aquacell Media, Inc. and Aquacell Water, Inc. AquaCell Media, operated in the out-of-home advertising segment of the advertising industry. The Company had placed approximately 1,400 of its patented self-filling water coolers into retail locations and sold advertising on the bottle label. Aquacell Water, Inc. (formerly Water Science Technologies, Inc.) engaged in the manufacture and sale of products for water filtration and purification, addressing various water treatment applications for municipal, industrial, commercial, and institutional purposes.

     On March 9, 2006, the Company separated it's wholly owned subsidiary Aquacell Water, Inc. from itself through a distribution to its shareholders.

     The year ended June 2007 was a transition year for the Company. The Company exited the out-of-home advertising business and in January 2007, embarked upon a redirection of its business. In May 2007, the Company acquired GPM, Inc. a patent holder and manufacturer of a solar powered air conditioner. Since acquiring GPM, the Company has further developed the product to meet the needs of specific niche market segments that the Company has selected to target.

     For the year ended June 2008, the Company's focus has been solely on environmentally friendly or "green" technologies, including the GreenCore solar powered air conditioner and the repositioning of its self-filling water cooler as an eco-friendly product.

     Following the Company's acquisition of GPM in May 2007 the DC solar powered air conditioner has been in the engineering and development stage just recently being marketed by the Company and installed in limited locations. As such, the Company's revenue has been minimal during the years ended June 30, 2007 and 2008 with sales and marketing efforts commencing in July 2008.

     The Registrant, a small business issuer with limited resources, has been behind in filing its periodic reports since March 2006. In an effort to become current the company has focused its attention and resources on completing its past due financial audits by filing a comprehensive Form 10-KSB covering the fiscal years ended 2006, 2007 and 2008.

Critical Accounting Policies

     The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates and judgments on historical experience and all available information. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. US GAAP requires us to make estimates and judgments in several areas, including those related to recording various accruals, income taxes, the useful lives of long-lived assets, such as property and equipment and intangible assets, and potential losses from contingencies and litigation. We believe the policies discussed below are the most critical to our financial statements because they are affected significantly by management's judgments, assumptions and estimates.

Goodwill

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

     Based on impairment testing performed, the Company determined that there was no impairment of the recorded amount of goodwill of $750,000 related to the GPM acquisition at June 30, 2007 and 2008.

Income Taxes

     The Company accounts for income taxes using the asset and liability method described on SFAS No. 109, "Accounting For Income Taxes", the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of Water's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than no that some portion or all of the deferred tax assets will not be realized.

New Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in fiscal 2008 and did not have any impact on its consolidated results of operations and financial position.

     In September 2006, the FASB issued SFAS 157, "Fair Market Measurements." SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

     In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option
(1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

     In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

     In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends
ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impacts of SFAS 160 on its consolidated results of operations and financial position.

     In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

Results of Operations

     For the year ended June 30, 2008 revenues were $171,000 representing an increase of $24,000, or 16%, over the preceding year. This increase was minimal and related primarily to the continued sale of water coolers and peripheral
water cooler filters as the Company works down product in its inventory.   Sales
and marketing efforts related to the DC solar powered air conditioner began in late fiscal 2008 at the completion of the engineering and development effort on the product, which effort did not result in any material product sales during fiscal 2008.

     Operating expenses for the year ended June 30, 2008 totaled $2,483,000 as compared to the $2,107,000 for the preceding year. This increase is primarily due to stock based compensation.

     Net loss for the year ended June 30, 2008 was $4,284,000, an increase of $1,985,000 from the net loss incurred for the year ended June 30, 2007 of $2,299,000. This increase in net loss of $1,795,000 was due almost entirely to the increase in interest expense of $1,601,000 related to the Company's financing which began in late fiscal 2007 of its 9% Convertible Promissory Notes.

     For the year ended June 30, 2007 revenues were $147,000, approximately the same as the $203,000 in revenue for the preceding fiscal year. The minimal amount in revenue during fiscal 2007 was the result of the Company's decision to transition from the out-of-home advertising business and in January 2007 and concentrate on the engineering and development of its DC solar powered air conditioner related to the May 2007 acquisition of GPM, the patent holder and manufacturer of a solar powered air conditioner.

     Operating expenses totaled $2,107,000 representing a decrease of $1,391,000, or 40%, from the preceding year. This decrease was due primarily to the full amortization in fiscal 2006 of the fair value of certain Warrants to purchase common stock issued in fiscal 2003 and 2004 in connection with marketing and consulting agreements related to the Company's out-of-home advertising and water cooler sale business. Due to the Company's decision to transition from this business the fair value of these Warrants were deemed fully impaired and the resulting charge of approximately $1,300,000 is included in stock based compensation expense in the June 30, 2006 consolidated statement of operations.

     Net loss for the year ended June 30, 2007 was $2,299,000 representing a decrease of $3,373,000 from the preceding year. This decrease was due almost entirely to the Company's March 9, 2006 separation from its wholly owned subsidiary Aquacell Water, Inc. and the resulting loss on disposal of assets, loss from discontinued operations and loss from Form 10 spin-off recorded during the year ended June 30, 2006 of $684,000, $650,000 and $750,000, respectively.

QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following tables contain the 2008 and 2007 unaudited consolidated balance sheets as of September 30, December 31 and March 31 and the consolidated statements of operations for the three month periods ended September 30, December 31, March 31 and June 30 of 2008 and 2007. Management believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

     Unaudited quarterly results are as follows:

                  GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
          Unaudited Quarterly Consolidated Balance Sheets-Fiscal 2008

                                                        September 30,   December 31,     March 31,
                                                             2007           2007           2008
(in thousands)                                           (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------   -------------  -------------  -------------

Assets

Current assets:
    Cash                                                $        858   $         95   $          3
    Accounts receivable, net of allowance                         36             36             38
    Inventories                                                   48             54             50
    Prepaid expenses and other current assets                     54             55             54
    Receivables from related parties, net                        357            546             40
                                                        -------------  -------------  -------------
          Total current assets                                 1,353            786            185

Property and equipment, net                                       26             24             22
Patents, net                                                   1,083          1,067          1,051
Goodwill                                                         750            750            750
Other assets                                                      12             12             12
                                                        -------------  -------------  -------------
                                                        $      3,224   $      2,639   $      2,020
                                                        =============  =============  =============
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                    1,253          1,212          1,184
   Accrued officer compensation                                  439            401            401
   Convertible notes payable                                   4,100          4,898          4,898
   Customer deposits                                             261            261            254
   Preferred stock dividend payable - Class A                      6              6              6
   Warranty reserve                                              157            157            157
   Acquisition costs payable                                     750            750            750
                                                        -------------  -------------  -------------
          Total current liabilities                            6,966          7,685          7,650


Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, par value $.001; 20,000,000 shares
     authorized; no shares  issued and outstanding                 -              -              -
Common stock, par value $.001; 100,000,000 shares
     authorizied; 32,227,848, 32,345,975  and 33,134,690
     shares issued and outstanding at September 30, 2007,
     December 31, 2007, and March 31,2008, respectively           32             32             32
Additional paid-in capital                                    27,087         27,180         27,371
Unearned deferred compensation                                  (740)          (627)          (514)
                                                        -------------  -------------  -------------
Accumulated deficit                                          (30,121)       (31,631)       (32,519)
                                                        -------------  -------------  -------------
          Total stockholders' equity (deficit)                (3,742)        (5,046)        (5,630)
                                                        -------------  -------------  -------------
                                                        $      3,224   $      2,639   $      2,020
                                                        =============  =============  =============

                                        14

                  GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
          Unaudited Quarterly Consolidated Balance Sheets-Fiscal 2007

                                                        September 30,   December 31,     March 31,
                                                             2006           2006           2007
(in thousands)                                           (Unaudited)    (Unaudited)    (Unaudited)
-----------------------------------------------------   -------------  -------------  -------------

Assets

Current assets:
    Cash                                                $          -   $          -   $          4
    Accounts receivable, net of allowance                          7              -              3
    Inventories                                                   59             59             59
    Receivables from related parties, net                        170            163              -
                                                        -------------  -------------  -------------
          Total current assets                                   236            222             66

Property and equipment, net                                       12             10              7
Other assets                                                      12             12             12
                                                        -------------  -------------  -------------
                                                        $        260   $        244   $         85
                                                        =============  =============  =============
Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued liabilities                    1,496          1,648            874
   Accrued officer compensation                                  360            360            431
   Advances from related parties, net                              -              -              -
   Preferred stock dividend payable - Class A                      2              5              9
   Convertible notes payable                                       -              -            900
   Customer deposits                                               8              3            195
                                                        -------------  -------------  -------------
          Total current liabilities                            1,866          2,016          2,361


Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, par value $.001; 20,000,000 shares
     authorized; no shares  issued and outstanding                 -              -              -
Common stock, par value $.001; 100,000,000 shares
     authorized; 27,909,408, 28,546,908  and 32,215,128
     shares issued and outstanding at September 30, 2006,
     December 31, 2006, and March 31,2007, respectively           28             28             32
Additional paid-in capital                                    25,807         25,828         26,272
Unearned deferred compensation                                     -              -            (86)
                                                        -------------  -------------  -------------
Accumulated deficit                                          (27,441)       (27,628)       (28,494)
                                                        -------------  -------------  -------------
          Total stockholders' equity (deficit)                (1,606)        (1,772)        (2,276)
                                                        -------------  -------------  -------------
                                                        $        260   $        244   $         85
                                                        =============  =============  =============

                                        15

                  GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
     Unaudited Quarterly Consolidated Statements of Operations-Fiscal 2008

                                                                      Quarterly Period Ended
                                                     -------------------------------------------------------
                                                     September 30,  December 31,    March 31,     June 30,
                                                         2007           2007          2008          2008
                                                     -------------  ------------  ------------  ------------
(in thousands, except per share amounts)              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------------------  -------------  ------------  ------------  ------------

Sales                                                $         60   $        24   $        35   $        52

Cost of sales                                                 107            34            41            84
                                                     -------------  ------------  ------------  ------------
Gross profit                                                  (47)          (10)           (6)          (32)

Operating expenses
  Salaries and wages                                          160           167           198           238
  Legal, accounting and other professional expenses           132            54            55            75
  Stock based compensation                                      -             -             -           383
  Depreciation and amortization                                18            18            18            19
  Selling, general and administrative expenses                236           236           337           139
                                                     -------------  ------------  ------------  ------------
    Total operating expenses                                  546           475           608           854
                                                     -------------  ------------  ------------  ------------
Operating income (loss)                                      (593)         (485)         (614)         (886)

Other income (expense):
  Other income                                                  -             -             -             -
  Interest expense, net                                      (108)       (1,025)         (274)         (299)
                                                     -------------  ------------  ------------  ------------
    Total other income (expense)                             (108)       (1,025)         (274)         (299)

Income (loss) before provision for income taxes      $       (701)  $    (1,510)  $      (888)  $    (1,185)

Provision for (benefit from) income taxes                       -             -             -             -
                                                     -------------  ------------  ------------  ------------
Net loss for the period                              $       (701)  $    (1,510)  $      (888)  $    (1,185)
                                                     =============  ============  ============  ============
Net loss per common share                            $      (0.02)  $     (0.04)  $     (0.02)  $     (0.03)
                                                     =============  ============  ============  ============
Weighted average common shares outstanding
   - basic and diluted                                 39,587,058    39,181,443    39,542,511    40,365,490
                                                     =============  ============  ============  ============

                  GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
     Unaudited Quarterly Consolidated Statements of Operations-Fiscal 2007

                                                                      Quarterly Period Ended
                                                     -------------------------------------------------------
                                                     September 30,  December 31,    March 31,     June 30,
                                                         2006           2006          2007          2007
                                                     -------------  ------------  ------------  ------------
(in thousands, except per share amounts)              (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
---------------------------------------------------  -------------  ------------  ------------  ------------

Sales                                                $         68   $        18   $        24   $        37

Cost of sales                                                  53            31            36           114
                                                     -------------  ------------  ------------  ------------
Gross profit                                                  (15)          (13)          (12)          (77)

Operating expenses
  Salaries and wages                                           61            62           215           315
  Legal, accounting and other professional expenses            22            20           162           291
  Stock based compensation                                    129             9             -             -
  Depreciation and amortization                                 2             1             2             1
  Selling, general and administrative expenses                118            77           469           151
                                                     -------------  ------------  ------------  ------------
    Total operating expenses                                  332           169           848           758
                                                     -------------  ------------  ------------  ------------
Operating income (loss)                                      (317)         (182)         (860)         (835)

Other income (expense):
  Other income                                                  -             -             -             -
  Interest expense, net                                        (3)           (5)           (6)          (91)
                                                     -------------  ------------  ------------  ------------
    Total other income (expense)                               (3)           (5)           (6)          (91)

Income (loss) before provision for income taxes      $       (320)  $      (187)  $      (866)  $      (926)

Provision for (benefit from) income taxes                       -             -             -             -
                                                     -------------  ------------  ------------  ------------
Net loss for the period                              $       (320)  $      (187)  $      (866)  $      (926)
                                                     =============  ============  ============  ============
Net loss per common share                            $      (0.01)  $     (0.01)  $     (0.03)  $     (0.03)
                                                     =============  ============  ============  ============
Weighted average common shares outstanding
   - basic and diluted                                 27,909,408    29,334,299    31,825,880    34,506,794
                                                     =============  ============  ============  ============

Liquidity and Capital Resources

Year Ended June 30, 2008

     GreenCore has developed a plan to address liquidity, in connection with its ability to continue as a going concern in several ways. It intends to raise capital through the sale or exercise of equity securities as needed for working capital. GreenCore presently has no agreement or understanding with any party to market, sell or purchase its equity securities. Any future equity offering undertaken will be predicated upon the price of the stock and cash flows generated from operations. GreenCore will strive to pursue the increase of its revenues through the sale of its DC solar powered air conditioner through its sales and marketing effort. It is our policy to require a 50% deposit on all custom product sales providing a significant cash flow as our revenues increase. It is not possible to quantify such amounts at this time.

     Cash used by operations during the year ended June 30, 2008 amounted to $2,076,000. Net loss of $4,284,000 was reduced by non-cash deferred compensation interest amortization of $454,000, interest payments settled with stock issuances of $1,167,000, compensation expense of $383,000, expenses settled with common stock issuances of $100,000, and depreciation and amortization of $73,000.

     Cash provided by financial activities was approximately $370,000, primarily from the sale convertible notes payable.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

Year Ended June 30, 2007

     Cash used by operations during the year ended June 30, 2007 amounted to $1,983,000. Cash provided by financing activities was approximately $4,287,000, primarily from the sale of convertible promissory notes.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

Year Ended June 30, 2006

     Cash used by operations during the year ended June 30, 2006 amounted to $1,893,000. Net loss of $5,672,000 was reduced by non cash loss on disposal of assets, depreciation and amortization, compensation expense, loss from spin-off of Aquacell Water totaling approximately $3,000,000.

     Cash provided by financing activities was approximately $1,801,000, primarily from the sale of equity common stock.

     Management believes that its anticipated borrowings, equity raise and cash flows expected to be generated from future operations will be sufficient to meet presently anticipated needs for working capital and capital expenditures through at least the next 12 months; however, there can be no assurance in that regard. Water presently has no material commitments for future capital expenditures and internally generated cash flows expected from future operations.

ITEM 7. FINANCIAL STATEMENTS

     See Financial Statements beginning on page F-1.


ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 2, 2007 the Company received notification that the Company's former accountant Wolinetz, Lafazan & Company, P.C. resigned as of April 30, 2007. The audit report of the former accountant on the financial statements of the Registrant for the last fiscal year reported, June 30, 2005, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the former accountant's report on the registrant's financial statements expressed substantial doubt with respect to the Registrant's ability to continue as a going concern for the fiscal year ended June 30, 2005. The decision to resign was solely that of the former accountant into which the Board of Directors had no input.

     There were no disagreements, whether or not resolved, with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s).

     On May 8, 2007, KMJ Corbin & Company LLP ("KMJ") was engaged as the independent registered public accounting firm to audit the registrant's financial statements. During the Registrant's two most recent fiscal years and through May 8, 2007, neither the Registrant nor anyone on its behalf has consulted with KMJ regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided by KMJ that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

     On February 25, 2008, the audit committee of the Company's Board of Directors dismissed its former independent registered public accounting firm KMJ Corbin & Company LLP ("KMJ"). KMJ was retained by the Company in May 2007 and never issued any report on the Company's financial statements. There were no disagreements, whether or not resolved, with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to KMJ's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s).

     As of February 25, 2008, PS Stephenson & Co. PC has been engaged as the principal accountant to audit the Company's financial statements. During the Registrant's two most recent fiscal years and through February 25, 2008, neither the Registrant nor anyone on its behalf has consulted with PS Stephenson & Co., PC regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and neither a written report was provided to the Registrant nor oral advice was provided by PS Stephenson & Co., PC that was an important factor considered by the Registrant in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the periods covered by this Annual Report (June 30, 2008, June 30, 2007 and June 30,
2006), as is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosures.

     Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were ineffective. The failure to file annual reports for 2006 and 2007 and the failure to timely file this annual report for 2008 leads to the conclusion that the disclosure controls and procedures were not effective. As of the date of this report, the Company has added the further step of fully discussing with its outside advisors whether they are aware of any new SEC rules and regulations affecting our disclosure requirements and whether each report being filed is compliant with current rules and regulations. Our management has concluded that the financial statements included in this Form 10-KSB present fairly, in all material respects our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Annual Report, our internal control over financial reporting was effective.

     This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

     During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                                                           Director
Name                       Age  Position                   Since      Term Expires
-------------------------  ---  -------------------------  ---------  -------------

James C. Witham             67  Chairman of the Board and    1998     December 2009
                                Chief Executive Officer


Kevin Spence                52  President and                 N/A          N/A
                                Chief Financial Officer


Karen B. Laustsen           48  Chief Operating Officer,     1998     December 2009
                                Secretary and Director


Dr. William DiTuro (1)      53  Director                     1998     December 2009


Glenn A. Bergenfield (1)    55  Director                     1998     December 2009


James Barton (1)            57  Director                     2005     December 2009


(1) Member of Audit Committee and Compensation Committee

     James C. Witham founded AquaCell Technologies/GreenCore Technology and has served as its Chairman and Chief Executive Officer since the Company's inception. Mr. Witham also serves as Chairman of the Board and Chief Executive Officer of Aquacell Water, Inc. From April, 1987 through May, 1996, Mr. Witham founded and served as Chairman, Chief Executive Officer and President of U.S. Alcohol Testing. Mr. Witham also served as Chairman and Chief Executive Officer of U.S. Alcohol's two publicly held subsidiaries, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Mr. Witham is the husband of Karen B. Laustsen, Chief Operating Officer of GreenCore.

     Kevin L. Spence was appointed President and Chief Financial Officer of AquaCell Technologies/GreenCore Technology effective January 2007. Mr. Spence also serves as President and Chief Financial Officer of Aquacell Water, Inc. From January, 2004 through January 2007 he served as President of Citation Publishing, Inc. a privately held company. From June, 2001 through June, 2003 Mr. Spence served as Chief Financial Officer of Swiftcomm, Inc. a privately held company. From 1992 to 2000 Mr. Spence was Executive Vice President and Chief Financial Officer of US Filter Corporation, a Fortune 500 global provider of water and wastewater treatment systems and services. Prior to his employment at US Filter, Mr. Spence was an audit partner at KPMG Peat Marwick.

     Karen B. Laustsen was a founder of AquaCell Technologies/GreenCore Technology. She served as its President, Chief Operating Officer, Secretary, and as a Director until January 2007, and currently serves as its Chief Operating Officer, Secretary, and as a Director. Ms. Laustsen also served as President, Chief Operating Officer, Secretary and as a Director of Aquacell Water, Inc. until January 2007, and currently serves as Chief Operating Officer, Secretary, and as a Director. From April, 1987 through May, 1996, Ms. Laustsen served as Executive Vice President and a Director of U.S. Alcohol Testing of America, Inc. Ms. Laustsen also served on the Board of Directors of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc. Ms. Laustsen is the wife of James C. Witham, Chairman of GreenCore.

     William DiTuro has been a Director of AquaCell Technologies/GreenCore Technology since 1998. Dr. DiTuro was self-employed as a sole practitioner of general pediatrics from 1986 through 2005 and has served as a clinical instructor of pediatrics at the Robert Wood Johnson Medical School. Dr. DiTuro currently serves as a Director of Aquacell Water, Inc. Dr. DiTuro previously served as a Director of U.S. Alcohol, U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

     Glenn A. Bergenfield has been a Director of AquaCell Technologies/GreenCore Technology since 1998. Since 1983, Mr. Bergenfield has been self-employed as a sole practitioner of law in the State of New Jersey. Mr. Bergenfield currently serves as a Director of Aquacell Water, Inc. Mr. Bergenfield previously served as a Director of U.S. Alcohol, and as a Director of U.S. Drug Testing, Inc. and Good Ideas Enterprises, Inc.

     James Barton was appointed as a Director of AquaCell Technologies/GreenCore Technology in 2005. He is presently a Manager of Michigan Ornamental Metals, a privately held company. Mr. Barton currently serves as a Director of Aquacell Water, Inc.

Independence of Directors

     The Board of Directors consults with counsel to ensure that the Board's determinations are consistent with those rules and relevant securities and other laws regarding director independence. Consistent with these considerations, the Board of Directors has affirmatively determined that Glenn Bergenfield, William DiTuro and James Barton will be independent directors for the ensuing year. The remaining directors are not independent because they are employed by the company. The independent directors constitute the audit, nominating and compensation committees.

Compensation Committee Interlocks and Insider Participation

     The Company's independent directors act as the compensation committee of the Company.

Audit Committee and Audit Committee Financial Expert

     The Company's audit committee was established in July 2005 and is currently comprised of Glenn Bergenfield, William DiTuro and James Barton.

     Our Board has determined that it does not have a member of its Audit Committee that qualifies as an "audit committee financial expert" as defined in
Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our current circumstances.

Code of Ethics

     The Board adopted a Code of Ethics in 2004 that applies to, among other persons, Board members, officers including our Chief Executive Officer and Chief Financial Officer, contractors, consultants and advisors. Our Code of Ethics sets forth written standards designed to deter wrongdoing and to promote:

     1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us;

     3) compliance with applicable governmental laws, rules and regulations;

     4) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or persons identified in the Code of Ethics; and

     5) accountability for adherence to the Code of Ethics.

     A copy of the Code of Ethics is filed as an exhibit to this report. A copy of this report may be obtained upon written request.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of the common stock to file reports of ownership and changes in ownership with the SEC, as well as providing us with copies of those reports. For the years ended June 30, 2006 and June 30, 2007 all such reports were timely filed. For the year ended June 30, 2008, each of the persons set forth in the table above failed to file one report on Form 4 related to an option grant in February, 2008. Each of those persons subsequently filed a corrective report on Form 5. As of the date of this filing, we believe that our executive officers and directors are current in their Section 16 filings.


ITEM 10. EXECUTIVE COMPENSATION

     Mr. Witham and Ms. Laustsen entered into five year employments which expire in November, 2010. Mr. Spence entered into an employment agreement which expires in December 2011.



Name and Principal Position          Annual Compensation             Long-Term Compensation
---------------------------  ----------------------------------    --------------------------
                                                                   Options
                                     Salary ($)                    Granted       All Other
                             Year    (1)(2)(3)     Bonus ($)(4)    (5)(6)(7)     Compensation
---------------------------  ----    ------------  ------------    ------------  ------------

James C. Witham............  2008       144,766       17,553          200,000         --
Chairman of the Board        2007       132,500         --            200,000         --
and Chief Executive Officer  2006       133,018         --            200,000         --


Kevin L Spence.............  2008       165,000       17,553          200,000         --
President and                2007        82,500         --            500,000         --
Chief Financial Officer      2006          --           --               -            --


Karen B. Laustsen (8)......  2008        80,000        8,776          100,000         --
Chief Operating Officer,     2007        80,000         --            100,000         --
Secretary and Director       2006        80,313         --            100,000         --


Gary S. Wolff..............  2007        21,836         --               -            --
Former Treasurer,            2006        71,260         --            100,000         --
Chief Financial Officer
and Director


(1) For the fiscal year ended 2006 aggregate salaries accrued but not paid amounted to $100,537.
(2) For the fiscal year ended 2007 aggregate salaries accrued but not paid amounted to $128,086.
(3) For the fiscal year ended 2008 aggregate salaries accrued but not paid amounted to $47,304.
(4) For the fiscal year ended 2008 aggregate bonuses accrued but not paid amounted to $43,882.
(5) 400,000 option were issued in February 2006 and vest at the rate of 33% per year over a period of 10 years
(6) 800,000 options were issued in January 2007 and vest at the rate of 33% per year over period of 7-10 years.
(7) 500,000 options were issued in February 2008 and vest at the rate of 33% per year over a 7 year period.
(8)  Ms. Laustsen is the wife of Aquacell's Chief Executive Officer.

     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended June 30, 2006.

                                  Options / SAR Grants in Last Fiscal Year
                                              Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                              Realizable
                                                                              Value at Assumed
                                                                              Annual Rates
                                            % of Total                        of Stock Price
                                            Options/Shares                    Appreciation For
                                            Granted to                        Option Term ($)(1)
                           Options/Shares   Employees        Exercise Price   --------  --------   Expiration
Name                       Granted (#)      in Fiscal Year   ($/Share)          5% ($)  10% ($)    Date
------------------------   --------------   --------------   --------------   --------  --------   ----------

James C. Witham.........     200,000 (2)         34.2%            $0.21        $17,000   $40,000    2/23/2013
Chairman of the Board

Gary S. Wolff...........     100,000 (2)         17.1%            $0.21        $ 9,000   $20,000    2/23/2013
President/
Chief Financial Officer

Karen B. Laustsen.......     100,000 (2)         17.1%            $0.20        $ 8,000   $19,000    2/23/2013
Chief Operating Officer



(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.
(2) Represents seven year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.

     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended June 30, 2007.

                                  Options / SAR Grants in Last Fiscal Year
                                              Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                              Realizable
                                                                              Value at Assumed
                                                                              Annual Rates
                                            % of Total                        of Stock Price
                                            Options/Shares                    Appreciation For
                                            Granted to                        Option Term ($)(1)
                           Options/Shares   Employees        Exercise Price   --------  --------   Expiration
Name                       Granted (#)      in Fiscal Year   ($/Share)          5% ($)  10% ($)    Date
------------------------   --------------   --------------   --------------   --------  --------   ----------

James C. Witham.........     200,000 (2)         22.9%            $0.10        $ 8,000   $19,000    1/12/2014
Chairman of the Board

Kevin L. Spence.........     500,000 (3)         57.1%            $0.09        $28,000   $72,000    1/02/2017
President/
Chief Financial Officer

Karen B. Laustsen.......     100,000 (2)         11.4%            $0.10        $ 4,000   $ 9,000    1/12/2014
Chief Operating Officer


(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.
(2) Represents seven year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.
(3) Represents ten year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.

     The following table summarizes the number of options granted to the executive officers named above during the fiscal year ended June 30, 2008.


                                  Options / SAR Grants in Last Fiscal Year
                                              Individual Grants
-------------------------------------------------------------------------------------------------------------
                                                                              Potential
                                                                              Realizable
                                                                              Value at Assumed
                                                                              Annual Rates
                                            % of Total                        of Stock Price
                                            Options/Shares                    Appreciation For
                                            Granted to                        Option Term ($)(1)
                           Options/Shares   Employees        Exercise Price   --------  --------   Expiration
Name                       Granted (#)      in Fiscal Year   ($/Share)          5% ($)  10% ($)    Date
------------------------   --------------   --------------   --------------   --------  --------   ----------

James C. Witham.........     200,000 (2)         33.4%            $0.18        $15,000   $34,000    2/08/2015
Chairman of the Board

Kevin L. Spence.........     200,000 (2)         33.4%            $0.18        $15,000   $34,000    2/08/2015
President/
Chief Financial Officer

Karen B. Laustsen.......     100,000 (2)         18.2%            $0.18        $ 8,000   $19,000    2/08/2015
Chief Operating Officer


(1) The above information concerning five percent and ten percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any executive officer or to any other optionee that there will be appreciation of the stock price over the option term or that the optionee will realize any gains with respect to the options.
(2) Represents seven year options granted from the 2005 Incentive Stock Plan that vest 33.3% per year over a three year period.


     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2006, and their value at that date if such options were in-the-money.

                           2006 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2006               at June 30, 2006 (1)
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......  120,000        530,000           -0-            -0-
Karen B. Laustsen.....   60,000        265,000           -0-            -0-
Gary S. Wolff.........   60,000        530,000           -0-            -0-

(1) At June 30, 2006, the closing price of the stock was less than the price of the options.


     The executive officers named above did not exercise any options during the fiscal year ended June 30, 2006.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2007, and their value at that date if such options were in-the-money.


                           2007 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2007               at June 30, 2007
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......  260,000        590,000         $ 9,600       $  38,400
Kevin L. Spence.......    -0-          500,000           -0-         $ 120,000
Karen B. Laustsen.....  130,000        295,000         $ 4,800       $  19,200


     The executive officers named above did not exercise any options during the fiscal year ended June 30, 2007.

     The following table summarizes the number of exercisable and unexercisable options held by the executive officers named above at June 30, 2008, and their value at that date if such options were in-the-money.


                           2008 Year End Option Values
--------------------------------------------------------------------------------
                                                     Value of
                      Number of                      securities underlying
                      securities underlying          unexercised
                      unexercised options            in-the-money options
Name                  at June 30, 2008               at June 30, 2008
                      ---------------------------    ---------------------------
                      Exercisable   Unexercisable    Exercisable   Unexercisable
------------------    -----------   -------------    -----------   -------------
James C. Witham.......  466,667        583,333         $ 8,800       $  25,200
Kevin L. Spence.......  166,667        533,333         $21,710       $  51,290
Karen B. Laustsen.....  233,334        291,666         $ 4,400       $  12,600


     The executive officers named above did not exercise any options during the fiscal year ended June 30, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

June 30, 2006

                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................     2,137,030 (1)(2)           7.62%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen (9).............       636,172 (3)              2.27%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Gary S. Wolff.....................       548,367 (3)              1.96%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       846,700 (4)(5)           2.99%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................       618,291 (4)(6)           2.19%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................       145,000 (7)(8)            *
10410 Trademark Street
Rancho Cucamonga, CA  91730

All officers and directors as
  a group (six persons)...........     4,931,560                 17.67%

Henry Smith.......................     2,103,536                  7.54%


 *   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.
(2)  Includes 120,000 options exercisable within 60 days.
(3)  Includes 60,000 options exercisable within 60 days.
(4)  Includes 185,000 options exercisable within 60 days.
(5) Includes 266,667 warrants to purchase common stock exercisable within 60 days.
(6) Includes 163,334 warrants to purchase common stock exercisable within 60 days.
(7)  Includes 65,000 options exercisable within 60 days.
(8) Includes 40,000 warrants to purchase common stock exercisable within 60 days.
(9)  Ms. Laustsen is the wife of Aquacell's Chief Executive Officer, James
     Witham.

June 30, 2007
                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................     2,267,030 (1)(2)           6.98%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen (9).............       734,505 (3)              2.27%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Kevin Spence......................     1,000,000 (4)              3.10%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       866,700 (5)(6)           2.65%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................       638,291 (5)(7)           1.96%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................       165,000 (8)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Henry Smith.......................     2,103,536                  6.53%

All officers and directors as
  a group (six persons)...........     5,671,526                 17.12%


 *   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.
(2)  Includes 250,000 options exercisable within 60 days.
(3)  Includes 158,333 options exercisable within 60 days.
(4)  Includes 205,000 options exercisable within 60 days.
(5) Includes 266,667 warrants to purchase common stock exercisable within 60 days.
(6) Includes 163,334 warrants to purchase common stock exercisable within 60 days.
(7)  Includes 85,000 options exercisable within 60 days.
(8) Includes 40,000 warrants to purchase common stock exercisable within 60 days.
(9)  Ms. Laustsen is the wife of Aquacell's Chief Executive Officer, James
     Witham.

June 30, 2008

                                     Shares of            Percentage of
                                     Common Stock         Common Stock,
Name and Address                     Beneficially Owned   Warrants and Options
----------------------------------   ------------------   --------------------

James C. Witham...................      2,463,697 (1)(2)          7.04%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Karen B. Laustsen (9).............        832,838 (3)             2.39%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Kevin Spence......................      1,166,667 (4)             3.36%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Glenn A. Bergenfield..............       941,700 (5)(6)           2.68%
10410 Trademark Street
Rancho Cucamonga, CA  91730

Dr. William DiTuro................       638,291 (5)(7)           1.83%
10410 Trademark Street
Rancho Cucamonga, CA  91730

James Barton......................       165,000 (8)               *
10410 Trademark Street
Rancho Cucamonga, CA  91730

Henry Smith.......................     2,103,536                  6.09%

All officers and directors as
  a group (six persons)...........     6,208,191                 17.04%


 *   Less than 1%.
(1) Includes an aggregate of 480,000 shares owned of record by Witham Group, LLC and JW Acquisitions, LLC which are entities in which Mr. Witham controls 100% of the outstanding equity.
(2)  Includes 446,667 options exercisable within 60 days.
(3)  Includes 256,666 options exercisable within 60 days.
(4)  Includes 166,667 options exercisable within 60 days.
(5)  Includes 205,000 options exercisable within 60 days.
(6) Includes 316,667 warrants to purchase common stock exercisable within 60 days.
(7) Includes 163,334 warrants to purchase common stock exercisable within 60 days.
(8)  Includes 85,000 options exercisable within 60 days.
(9)  Ms. Laustsen is the wife of Aquacell's Chief Executive Officer, James
     Witham.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS

     See Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     For the fiscal year ended June 30, 2006, there were no fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports. For our fiscal year ended June 30, 2005, those fees were approximately $60,000.

     For the fiscal year ended June 30, 2007, there were no fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports. For our fiscal year ended June 30, 2006, there were no fees billed.

     For the fiscal year ended June 30, 2008, the aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of its financial statements included in the Company's quarterly reports totaled approximately $71,000. For our fiscal year ended June 30, 2007, there were no fees billed.

Tax Fees

     For the fiscal years ended June 30, 2006 and June 2005, there were no fees billed for tax compliance, tax advice or tax planning.

     For the fiscal years ended June 30, 2007 and June 2006, there were no fees billed for tax compliance, tax advice or tax planning.

     For the fiscal year ended June 30, 2008, there was $2200 in fees billed for tax compliance, tax advice or tax planning and for the fiscal year ended June 2007, there were no fees billed for tax compliance, tax advice or tax planning.

All Other Fees

     For the fiscal years ended June 30, 2006, June 30, 2007 and June 30, 2008, there were no other fees billed by the Company's independent auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 3, 2008                 GREENCORE TECHNOLOGY, INC.
                                        (Registrant)

                                        By: /s/ JAMES C. WITHAM
					---------------------------------
                                        Name:   James C. Witham
                                        Title:  Chief Executive Officer





     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signatures             Title                                Date

/s/ James C. Witham      Chairman of the Board of Directors     November 3, 2008
----------------------   and Chief Executive Officer
    James C. Witham      (Principal Executive Officer)

/s/ Kevin L. Spence      President and Chief Financial Officer  November 3, 2008
----------------------   (and Principal Accounting Officer)
    Kevin L. Spence

/s/ Karen Laustsen       Director and Chief Operating Officer   November 3, 2008
----------------------
    Karen Laustsen

/s/ Glenn Bergenfield    Director                               November 3, 2008
----------------------
    Glenn Bergenfield

/s/ Dr. William DiTuro   Director                               November 3, 2008
----------------------
    Dr. William DiTuro

/s/ James Barton         Director                               November 3, 2008
----------------------
    James Barton

                                  EXHIBIT INDEX


 3.1 Certificate of Amendment filed with Delaware Secretary of State on June 30, 2008

 3.2 Certificate of Correction filed with Delaware Secretary of State on September 22, 2008

10.1  Employment Contract with Kevin Spence

14.0  Code of Ethics

31.1 Chief Executive Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

31.2 Chief Financial Officer's Certification Pursuant to Rule 13A-14 and 15D-14 Under the Securities Exchange Act of 1934, As Amended

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1  GPM, Inc. Financial Statements

                           GREENCORE TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets, June 30, 2008, 2007 and 2006...................F-2


Consolidated Statements of Operations for the years ended
     June 30, 2008, 2007 and 2006...........................................F-3


Consolidated Statements of Stockholders' Equity (Deficit)
     for the year ended June 30, 2006.......................................F-4


Consolidated Statements of Stockholders' Equity (Deficit)
     for the year ended June 30, 2007.......................................F-5


Consolidated Statements of Stockholders' Equity (Deficit)
     for the year ended June 30, 2008.......................................F-6

Consolidated Statements of Cash Flows for the years ended
     June 30, 2008, 2007 and 2006...........................................F-7

Notes to Consolidated Financial Statements..................................F-8

Report of Independent Registered Public Accounting Firm


To The Board of Directors of
GreenCore Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of GreenCore Technology, Inc. (formerly known as Aquacell Technologies, Inc.) and Subsidiaries as of June 30, 2008, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the U.S. Auditing Standards Board and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2008, 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenCore Technology, Inc. and Subsidiaries as of June 30, 2008, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PS Stephenson & Co. PC


Wharton, Texas
November 3, 2008

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               June 30,
                                                --------------------------------------
(in thousands, except share amounts)               2008          2007          2006
                                                ----------    ----------    ----------
Assets
Current assets:
    Cash                                        $     100     $   1,806     $       -
    Accounts receivable, net of allowance              11            19             7
    Inventories                                        24            39            59
    Prepaid expenses and other current assets          19            54             -
    Receivables from related parties, net               -             -           247
                                                ----------    ----------    ----------
                       Total current assets           154         1,918           313

Property and equipment, net                            19            27            13
Patents, net of accumulated amortization of
  $65 and $0, respectively                          1,034         1,099             -
Goodwill                                              750           750             -
Other assets                                           12            12            10
                                                ----------    ----------    ----------
                                                $   1,969     $   3,806     $     336
                                                ==========    ==========    ==========
Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable and accrued liabilities     $   1,084     $   1,123     $   1,387
   Accrued officer compensation                       508           456           360
   Advances from related parties, net                  74            60             -
   Convertible notes payable                        5,260         4,100             -
   Accrued interest payable                             -            43             -
   Customer deposits                                  251           262             2
   Preferred stock dividend payable-Class A             4             6             2
   Warranty reserves                                  157           157             -
   Acquisition costs payable                          750           750             -
                                                ----------    ----------    ----------
            Total current liabilities               8,088         6,957         1,751
                                                ==========    ==========    ==========

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock-Class A, par value $.001;
   5,000,000 shares authorized; 70,000 shares
   issued and outstanding                               -             -             -

Preferred stock-Class B, par value $.001;
   5,000,000 shares authorized; no shares
   issued and outstanding                               -             -             -
Common stock, par value $.001;
   75,000,000 shares authorized;
   34,557,888, 32,215,128 and 27,909,408 shares
   issued and outstanding at June 30, 2008,
   2007, and 2006, respectively                        34            32            28
Additional paid-in capital                         27,981        27,090        25,678
Unamortized deferred compensation                    (430)         (853)            -
Accumulated deficit                               (33,704)      (29,420)      (27,121)
                                                ----------    ----------    ----------
            Total stockholders' equity (deficit)   (6,119)       (3,151)       (1,415)
                                                ----------    ----------    ----------
                                                $   1,969     $   3,806     $     336
                                                ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         Years Ended June 30,
                                                --------------------------------------
(in thousands, except share amounts)               2008          2007          2006
                                                ----------    ----------    ----------

Sales                                           $     171     $     147     $     203
Cost of sales                                         266           234           252
                                                ----------    ----------    ----------
Gross profit (loss)                                   (95)          (87)          (49)

Operating expenses
    Salaries and wages                                763           653           573
    Legal, accounting and other
      professional expenses                           316           495           454
    Stock based compensation                          383           138         1,396
    Depreciation and amortization                      73             6           173
    Selling, general and administrative expenses      948           815           902
                                                ----------    ----------    ----------
           Total operating expenses                 2,483         2,107         3,498
                                                ----------    ----------    ----------
Operating income (loss)                            (2,578)       (2,194)       (3,547)

Other income (expense):
    Loss on disposal of assets                          -             -          (684)
    Other income                                        -             -             -
    Interest income                                    12            12             -
    Interest expense                               (1,718)         (117)          (41)
                                                ----------    ----------    ----------
          Total other income (expense)             (1,706)         (105)         (725)

Loss from continuing operations before provision
   for income taxes                                (4,284)       (2,299)       (4,272)
Provision for (benefit from) income taxes               -             -             -
                                                ----------    ----------    ----------
Loss from continuing operations                    (4,284)       (2,299)       (4,272)
Discontinued operations
    Loss from discontinued operations of
       Aquacell Water                                   -             -          (650)
    Loss from Form 10 spin-off of Aquacell Water        -             -          (750)
                                                ----------    ----------    ----------
          Total discontinued operations                 -             -        (1,400)
                                                ----------    ----------    ----------
Net loss                                        $  (4,284)    $  (2,299)    $  (5,672)
                                                ==========    ==========    ==========

Net loss per common share                       $   (0.11)    $   (0.07)    $   (0.23)
                                                ==========    ==========    ==========
Weighted average common shares
   outstanding - basic and diluted              39,724,038    31,070,410    24,195,459
                                                ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficiency)
                            Year Ended June 30, 2006

                                        Preferred Stock
                              ----------------------------------
                                  Class A           Class B          Common Stock
                              ----------------  ----------------  -----------------  Additional               Unamortized
(in thousands, except         Number     Par    Number     Par    Number      Par    Paid-in     Accumulated  Deferred
per share amounts)            of Shares  Value  of Shares  Value  of Shares   Value  Capital     Deficit      Compensation  Total
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
Balances, June 30, 2005          70,000  $   -   718,000   $  1   18,880,465  $ 19   $  22,566   $  (21,449)  $    (1,228)  $   (91)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Sale of 200,000 shares of
    Class B preferred stock                      200,000      -                             68                                   68
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Dividends of Class A
    preferred stock                                                                         (4)                                  (4)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Dividends on Class B
    preferred stock                                                                        (16)                                 (16)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common shares
    upon exercise of common
    stock warrants, net                                            5,278,282     5       1,197                                1,202
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Sale of common shares in
    connection with
    private placements, net                                        2,820,833     3        649                                   652
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of 918,000 shares
    of common stock on
    conversion of 918,000
    shares of Class B
    preferred stock                             (918,000)    (1)    918,000      1                                                -
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of 11,828 common
    shares as payment of =
    dividends on Class A
    preferred stock                                                  11,828      -           4                                    4
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Compensation expense in
    connection with stock
    options issued                                                                         168                                  168
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Legal fees incurred with
    registration statement                                                                  (8)                                  (8)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common stock
    warrants                                                                                 4                                    4
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Amortization of deferred
    costs                                                                                                           1,228     1,228
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Write-off of investment
    arising from the
    Form 10 spin-off of
    Aquacell Water                                                                       1,050                                1,050
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Net loss for the year
    ended June 30, 2006                                                                              (5,672)                 (5,672)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
Balances, June 30, 2006          70,000  $  -          -   $  -   27,909,408  $  28  $  25,678   $  (27,121)  $         -   $(1,415)
============================ ==========  =====  =========  =====  ==========  =====  ==========  ===========  ============  ========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficiency)
                            Year Ended June 30, 2007

                                        Preferred Stock
                              ----------------------------------
                                  Class A           Class B          Common Stock
                              ----------------  ----------------  -----------------  Additional               Unamortized
(in thousands, except         Number     Par    Number     Par    Number      Par    Paid-in     Accumulated  Deferred
per share amounts)            of Shares  Value  of Shares  Value  of Shares   Value  Capital     Deficit      Compensation  Total
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
Balances, June 30, 2006         70,000   $   -          -  $   -  27,909,408  $ 28   $  25,678   $  (27,121)  $         -   $(1,415)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common shares
    upon exercise of common
    stock warrants, net                                            2,305,720     2         185                                  187
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common stock
    in consideration
    for services                                                   2,000,000     2         193                                  195
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common stock
    warrants in	connection
    with private debt
    offering                                                                               900                       (900)        -
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Compensation expense in
    connection with stock
    warrants issued with
    consulting agreement                                                                     8                                    8
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Compensation expense in
    connection with stock
    options issued                                                                         130                                  130
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Amortization of deferred
    costs                                                                                                              47        47
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Dividends of Class A
    preferred stock                                                                         (4)                                  (4)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Net loss for the year
    ended June 30, 2007                                                                              (2,299)                 (2,299)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
Balances, June 30, 2007         70,000   $   -         -   $  -   32,215,128  $  32  $   27,090  $  (29,420)  $      (853)  $(3,151)
============================ ==========  =====  =========  =====  ==========  =====  ==========  ===========  ============  ========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
            Consolidated Statement of Stockholders' Equity (Deficiency)
                            Year Ended June 30, 2008

                                        Preferred Stock
                              ----------------------------------
                                  Class A           Class B          Common Stock
                              ----------------  ----------------  -----------------  Additional               Unamortized
(in thousands, except         Number     Par    Number     Par    Number      Par    Paid-in     Accumulated  Deferred
per share amounts)            of Shares  Value  of Shares  Value  of Shares   Value  Capital     Deficit      Compensation  Total
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------

Balances, June 30, 2007         70,000   $   -         -   $  -   32,215,128  $  32  $   27,090  $  (29,420)  $      (853)  $(3,151)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common shares
    for the payment of
    interest on convertible
    notes                                                          1,765,040      1         368                                  369
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common stock
    in consideration
    for services                                                     540,000      1          99                                  100
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Common stock issued in
    connection with notes
    payable                                                           25,000      -           8                                    8
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of 12,720 shares
    of common stock as
    payment of dividends on
    Class A preferred stock                                           12,720      -           6                                    6
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Issuance of common stock
    warrants in	connection
    with private debt
    offering                                                                                 31                       (31)         -
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Compensation expense in
    connection with stock
    options issued                                                                          214                                  214
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Compensation expense in
    connection with stock
    warrants issued with
    consulting agreement                                                                    169                                  169
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Amortization of deferred
    costs                                                                                                             454        454
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Dividends of Class A
    preferred stock                                                                         (4)                                  (4)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
  Net loss for the year
    ended June 30, 2008                                                                              (4,284)                 (4,284)
----------------------------  ---------  -----  ---------  -----  ----------  -----  ----------  -----------  ------------  --------
Balances, June 30, 2008          70,000     -          -      -   34,557,888  $  34  $   27,981  $  (33,521)  $      (430)  $(5,936)
============================ ==========  =====  =========  =====  ==========  =====  ==========  ===========  ============  ========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                Years Ended June 30,
                                                       --------------------------------------
(in thousands, except share amounts)                      2008          2007          2006
                                                       ----------    ----------    ----------
Cash flows from operating activities:
Net loss                                               $  (4,284)    $  (2,299)    $  (5,672)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Loss on disposal of assets                                 -             -           684
    Depreciation and amortization                             73             6           173
    Compensation expense                                     383           138         1,396
    Loss from spin-off of Aquacell water                       -             -           750
    Deferred compensation interest amortization              454            47             -
    Interest payments settled from stock issuances         1,167             -             -
    Expenses settled from stock issuances                    100           195           (20)
Changes in:
    Accounts receivable                                        8           (12)           10
    Subscription receivable                                    -             -           148
    Related party receivables                                  -           259           190
    Inventories                                               15            20          (140)
    Prepaid expenses and other current assets                 35           (54)           34
    Deposits                                                   -            (2)            1
    Accounts payable and accrued liabilities                 (39)         (439)          202
    Related party payables                                    14            60             -
    Accrued officer compensation                              52            96           360
    Accrued interest payable                                 (43)           43             -
    Customer deposits                                        (11)           (1)           (9)
                                                       ----------    ----------    ----------
         Net cash used by operating activities            (2,076)       (1,943)       (1,893)

Cash flows from investing activities:
     Cash paid in GPM acquisition                              -          (538)            -
                                                       ----------    ----------    ----------
        Net cash used by investing activities                  -          (538)            -

Cash flows from financing activities:
   Dividend payments                                           -             -           (21)
   Proceeds from issuance of stock, net                        8           187         1,922
   Proceeds from issuance of debt                            362         4,100             -
   Repayment on notes payable                                  -             -          (100)
                                                       ----------    ----------    ----------
        Net cash provided from financing activities          370         4,287         1,801
                                                       ----------    ----------    ----------
Increase (decrease) in cash                               (1,706)        1,806           (92)
Cash, beginning of period                                  1,806             -            92
                                                       ----------    ----------    ----------
Cash, end of period                                    $     100     $   1,806     $       -
                                                       ==========    ==========    ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest                             $      97     $       -     $      13
                                                       ==========    ==========    ==========
    Cash paid for federal income taxes                 $       -     $       -     $       -
                                                       ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

1. Organization

Description of Business:

GreenCore Technology, Inc. ("GreenCore") (formerly known as AquaCell Technologies, Inc.) was incorporated in Delaware on March 19, 1997. The Company's principal business activity is the manufacture and sale of DC solar power air conditioning systems utilizing patented technologies. The Company markets its product primarily to distributors in the alternative energy marketplace.

Through June 2006, its Aquacell Media, Inc. subsidiary placed coolers into various locations and sold targeted advertising on the bottle band of the permanently attached five-gallon bottle. During fiscal 2007 the Company transitioned away from placing the coolers in retail locations and selling advertising space on the water cooler and concentrated on selling the patented self-filling water coolers.

In May 2007, GreenCore formed a wholly-owned subsidiary GreenCore Air, Inc. ("GreenCore Air") for the purpose of acquiring GPM, Inc. ("GPM"), the patent holder and manufacturer of a direct current solar powered air conditioner. On May 24, 2007, GreenCore acquired 100% of the outstanding equity interests of GPM, and GPM was effectively merged into GreenCore Air (Note 4). The accompanying financial statements of GreenCore Technology, Inc. and subsidiaries include the operations of GPM since May 24, 2007.

GreenCore and its wholly owned subsidiaries (the "Company") conduct substantially all of its business in the United States.

Going Concern:

The Company has incurred net losses aggregating $12,255,000 during the three years ended June 30, 2008. In addition, the Company has a working capital deficiency of $7,934,000 and a stockholder's deficiency of $6,119,000 at June 30, 2008. These factors, amongst others, raise substantial doubt about the Company's ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the years ended June 30, 2008, 2007 and 2006, and in addition to internally generated funds, the Company had obtained financing through the sale of equity securities, issuance of notes payable, and advances from related parties.

The Company has developed a plan to address liquidity in the following ways:

* To raise capital through the sale or exercise of equity securities
* Increase revenue through the sale of DC solar powered air conditioners and related products.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Principles of consolidation:

The accompanying consolidated financial statements include the accounts of GreenCore and its wholly owned subsidiaries. Such subsidiaries are Global Water Aquacell, Inc., currently an inactive company, incorporated December 21, 1998, Aquacell Media, Inc., formed on September 10, 2001 and GPM, Inc., acquired on May 24, 2007 (See Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. The Company maintains cash balances at financial institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances may exceed these insured amounts throughout a fiscal year.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and convertible debts. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on their short-term nature.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation includes an analysis of sales levels by product type. Among other factors, the Company considers historical and forecasted demand in relation to the inventory on hand, competitiveness of product offerings, market conditions and product life cycles when determining the net realizable value of the inventory. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the excess or obsolete inventories.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

Goodwill

Goodwill represents cost in excess of fair value on the net assets acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to its fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

Customer Deposits

The Company requires a cash deposit of 50% when customers order the product. This deposit is recorded as a customer deposit until the product is delivered to the customer, at which time, the Company recognizes the deposit as revenue.

Revenue Recognition

The Company's revenues primarily consist of the sale of DC solar power air conditioning systems utilizing patented technologies. The Company recognizes revenues when there is persuasive evidence of an arrangement, product delivery and acceptance have occurred, the sales price is fixed and determinable, and collectability of the resulting receivable is reasonably assured. Such conditions are typically met upon delivery of the product to the customers.

The Company classifies amounts billed for shipping and handling as revenue in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Costs incurred for shipping and handling are included in cost of sales.

Stock based compensation

Prior to the adoption of SFAS 123R on July 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified or settled stock options. Results for prior periods have not been restated, as provided for under the modified prospective method.

Before the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

The following table shows the effect on net income and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure":

                                                            Year Ended
                                                          June 30, 2006
                                                          -------------
     Net loss, as reported                                $     (5,672)

     Add: Stock based employee compensation
       included in net loss, net of tax effects                      -

     Deduct: Stock based employee compensation
       expense determined under fair value
       method, net of tax effects                                 (125)
                                                          -------------
     Net loss, pro forma                                        (5,797)
                                                          =============
     Net loss per share, actual:                          $      (0.23)

     Net loss per share, pro forma:                       $      (0.24)

Disclosures for the period ended June 30, 2007 are not present because the amounts are recognized in the financial statements.

The fair value of stock options is estimated for using the Black-Scholes option valuation model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions:
                                             Years Ended June 30,
                                         2008        2007        2006
                                       --------    --------    --------
Expected life in years                      3-5         5-6         6-7
Stock price volatility                     158%        208%        114%
Risk free interest rate                 1.65% -     4.68% -     3.93% -
                                          3.20%       4.76%       4.60%
Dividends during term                      None        None        None
Forfeiture rate                             10%         10%         N/A

The expected life of the options represents the estimated period of time until exercise and is based on historical experience, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is based on historical volatility of the Company's stock for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The forfeiture rate is estimated at the date of grant based on the longevity of current employees and their expected future tenure. At the end of each year, the estimated forfeitures are agreed to the actual forfeitures for that year.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Net Loss per Common Share

Basic earnings per share ("EPS") is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants. In accordance with SFAS 128, "Earnings Per Share", included in the basic weighted average number of common shares are 6,875,000 shares issuable as consideration for the GPM acquisition (Note 4). For the years ended June 30, 2008, 2007and 2006, there were no dilutive effects of such securities as the Company incurred a net loss in each period. Common shares issuable upon the exercise of outstanding options, warrants and convertible notes aggregated 41,884,929, 34,400,596 and 11,770,595 as of June 30, 2008, 2007 and 2006 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash in banks and trade receivables. The Company manages this risk by maintaining all deposits in high quality financial institutions and periodically performing evaluations of the relative credit standing of the financial institutions that are considered in the Company's investment strategy. The Company grants unsecured credit to its customers during the normal course of business and performs ongoing credit evaluations of its customers to minimize any potential loss.

Income Taxes

The Company and its subsidiaries file consolidated federal income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

In accordance with SFAS 109, "Accounting for Income Taxes," the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes provisions of tax laws that may limit the Company's ability to utilize its net operating loss carryforwards.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), an interpretation of SFAS 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in fiscal 2008 and did not have any impact on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS 157, "Fair Market Measurements." SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations". SFAS 141R is a revision to SFAS 141 and includes substantial changes to the acquisition method used to account for business combinations (formerly the "purchase accounting" method), including broadening the definition of a business, as well as revisions to accounting methods for contingent consideration and other contingencies related to the acquired business, accounting for transaction costs, and accounting for adjustments to provisional amounts recorded in connection with acquisitions. SFAS 141R retains the fundamental requirement of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R is effective for periods beginning on or after December 15, 2008, and will apply to all business combinations occurring after the effective date. The Company is currently evaluating the potential impact of SFAS 141R on its consolidated financial statements.

In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements" ("ARB 51"). This Statement amends
ARB 51 to establish new standards that will govern the (1) accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. SFAS 160 is effective for periods beginning after December 15, 2008. The Company is currently evaluating the potential impacts of SFAS 160 on its consolidated results of operations and financial position.

In March 2008, the FASB issued ASAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161), which establishes, among other things, the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal periods and interim period beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated results of operations, financial position or cash flows.

Inventories

Inventories consist of raw materials and service parts aggregating $24,000, $39,000, and $59,000 at June 30, 2008, 2007 and 2006, respectively.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

3. Accounts payable and accrued liabilities:

Accounts payable and accrued liabilities consist of the following
(in thousands):

                                         2008        2007        2006
                                       --------    --------    --------
Trade accounts payable                 $    619    $    596    $    523
Accrued payroll and  payroll taxes          289         305         595
Sales tax payable                             -           1           2
Credit cards payable                          1          62          29
Other accrued liabilities                   175         159         238
                                       --------    --------    --------
                                       $  1,084    $  1,123    $  1,387
                                       ========    ========    ========

4. Acquisition of GPM, Inc.

On May 24, 2007, the Company acquired all of the outstanding equity interests in GPM, Inc. ("GPM") for approximately $1,288,000, consisting of 6,250,000 shares of Company common stock, the payment of $538,000 in cash, and the payment of $125,000 of GPM's shareholder debt by issuance of common shares of the Company
at $0.20 per share, or 625,000 shares.   The fair value of the 6,250,000 shares
of common stock was determined to be $625,000, or $0.10/share. The fair value per share was based on the average quoted closing market prices of the Company's common stock for a reasonable time before and after the date the Letter of Intent was consummated and the public announcement of the acquisition was released. Due to an ongoing dispute between the Company and a former GPM distributor the 6,875,000 common shares have not been issued to the GPM equity shareholders but have been reserved for issuance until the conclusion of the dispute. As such, the purchase price and liability payable in common stock of $750,000 has been classified as a current liability in the accompanying consolidated balance sheet.

In accordance with SFAS No. 141, the Company allocated the total purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, using the purchase method of accounting. The components of the purchase price allocation are as follows (in thousands):

          Allocation:
             Net tangible assets acquired
                Accounts receivable                        $     12
                Property and equipment                           20
             Identifiable intangible assets acquired
                Patents                                       1,099
                Goodwill                                        750
                                                           ---------
                     Total assets acquired                    1,881
                                                           ---------
             Less liabilities assumed:
                Accounts payable and accrued expenses           175
                Customer deposits                               261
                Warranty reserve                                157
                                                           ---------
                     Total liabilities assumed                  593
                                                           ---------
                          Total purchase price             $  1,288
                                                           =========

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

The results of operations for the Company's financial statements included the results of GPM's operations since May 2007. The following table represents the unaudited pro-forma combined results of operations of the Company as if GPM had been acquired on July 1, 2007, with comparable results for the prior year (in thousands):

                                    2007           2006
                                 ----------     ----------
          Revenues               $     229      $     786
          Gross profit (loss)    $    (156)     $      67
          Operating loss         $  (2,602)     $  (3,762)
          Net loss               $  (2,733)     $  (5,898)
          Net loss per share     $   (0.09)     $   (0.24)


5. Loan Receivable - Related Party

Related party balances consist of the following at June 30, 2008, 2007 and 2006 (in thousands):

                                                    2008      2007      2006
                                                  --------  --------  --------
Receivable from (payable to)
   Aquacell Water, Inc., net                      $   (56)  $   (60)      259
Advances from officers                                (18)        -       (12)
                                                  --------  --------  --------
    Net related party receivable (payable)        $   (74)  $   (60)  $   247
                                                  ========  ========  ========

The Company was the former parent of Aquacell Water, Inc ("Water"). The Company completed the spin-off of Water on March 13, 2006. The Company shares its corporate offices with Water and both Water and the Company operate under the same executive management team, although each member of management has a separate and distinct employment agreement with the Company and Water. The Company also has an informal agreement with Water for the utilization of personnel, whereby various employees' salary expenses are shared by both companies.

6. Property and Equipment and Billboard Coolers

Property and equipment is summarized as follows at June 30:

                                                    2008      2007      2006
                                                  --------  --------  --------
Furniture, fixtures and office equipment          $    78   $    78   $    78
Machinery and equipment                                97        97        80
Leasehold improvements                                 12        12        12
Vehicles                                               15        15        12
                                                  --------  --------  --------
       Total property and equipment                   202       202       182
Accumulated depreciation                             (183)     (175)     (169)
                                                  --------  --------  --------
       Property and equipment, net                $    19   $    27   $    13
                                                  ========  ========  ========

Depreciation expense for the years ended June 30, 2008, 2007 and 2006, was approximately $8,000, $6,000 and $173,000, respectively.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Concurrent with the Company's transition away from placing billboard coolers in retail locations and selling advertising space on the water cooler, and while focusing on selling the patented self-filling water coolers and developing the newly acquired DC air conditioner patents and technology, the Company elected to dispose of all billboard coolers at retail locations and retract from actively promoting its media advertising on the coolers. Concurrent with this transition, the Company, thru its subsidiary Global Water Aquacell, was relieved of a deferred payable to a private company for the return and cancellation of all exclusive distribution and marketing rights previously held under a distribution agreement. The unpaid balance of $473,000 was payable solely from 5% of the future revenues generated by our Global Water-Aquacell
subsidiary, which became an inactive company during fiscal 2005.   At the date
of determination of the disposal in fiscal 2006, the Company had a recorded value in its billboard coolers of $1,040,000, inventories of raw material of $85,000 and impaired patents of $32,000. Accordingly, the Company recorded a loss on the disposal of assets of $684,000, net of the gain on relief of the deferred payable.

7. Convertible Promissory Notes

Convertible debt outstanding as of June 30, 2008 and 2007 is (in thousands):

                                                               2008      2007
                                                             --------  --------
Convertible debt, bearing interest at 9%, convertible
    into common stock at $0.20 per share (4,500,000 shares
    at full converison), interest due quarterly by cash or
    stock payment, due on or before February 2012            $   900   $   900

Convertible debt, bearing interest at 9%, convertible
    into common	stock at $0.20 per share (500,000 shares
    at full converison), interest due quarterly by cash or
    stock payment, due on or before April 2012                   100       100

Convertible debt, bearing interest at 9%, convertible into
    common stock at $0.20 per share (10,000,000 shares at
    full converison), interest due quarterly by cash or
    stock payment, due on or before May 2012                   2,245     2,000

Convertible debt, bearing interest at 9%, convertible into
    common stock at $0.20 per share (5,500,000 shares at
    full converison), interest due quarterly by cash or
    stock payment, due on or before June 2012                  1,653     1,100


Convertible debt, bearing interest at 9%, convertible into
    common stock at $0.20 per share (1,810,000 shares at
    full converison), interest due quarterly by cash or
    stock payment, due on or before June 2013                    362         -
                                                             --------  --------
                                                             $ 5,260   $ 4,100

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

During the period February through June 2007 the Company completed a private placement of Convertible Promissory Notes consisting of a promissory note bearing interest at 9%, due within 2 years, with interest payable quarterly in cash or stock, convertible at any time at the option of the holder to convert all or any portion of the promissory notes into shares of the Company's common stock at a conversion price of $0.20 per share (20,500,000 shares assuming full conversion). The Company realized gross proceeds of $4,100,000 and expenses were $295,000 in connection with the private placement.

Additionally, the 2007 private placement consisted of 2,050,000 warrants to purchase common stock at $0.50 per share with a term of five years. The Company estimated the fair market value of these warrants to be $900,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 4.77% to 4.98%, volatility of 213%, dividend rate of zero and a
term of three years.   The company recorded the warrant issuance as unamortized
deferred compensation and the warrants are being amortized to interest expense over the term of the convertible note agreements. In addition, the Company issued 500,000 common stock purchase warrants exercisable at $0.50 per share to the placement agent over a five year period. The Company estimated the fair market value of these warrants to be $8,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 4.52%, volatility of 213%, dividend rate of zero and a term of three years.

During fiscal 2008, the Company recorded an additional $798,000 in principal due under the Convertible Note agreements issued in May and June 2007, as stipulated in the agreements, as the Company did not complete the registration of its common shares on or before November 15, 2007. The penalty was charged to interest expense in the period the penalty was incurred (Note 10).

During the period April through June 2008 the Company completed a private placement of Convertible Promissory Notes consisting of a promissory note bearing interest at 9%, due within 2 years, with interest payable quarterly in cash or stock, convertible at any time at the option of the holder to convert all or any portion of the promissory notes into shares of the Company's common stock at a conversion price of $0.20 per share (1,810,000 shares assuming full conversion). The Company realized gross proceeds of $362,000 and expenses were $12,000 in connection with the private placement.

Additionally, the 2008 private placement consisted of 181,000 warrants to purchase common stock at $0.50 per share with a term of five years. The Company estimated the fair market value of these warrants to be $31,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 2.31% to 2.92%, volatility of 158%, dividend rate of zero and a term of three years. The company recorded the warrant issuance as unamortized deferred compensation and the warrants are being amortized to interest expense over the term of the convertible note agreements.

8. Equity Transactions

Series B Convertible Preferred Stock

During August 2005 the Company completed a private placement of 200,000 shares of its newly designated Series B Convertible Preferred Stock. The offering consisted of 200,000 shares of Class B Convertible Preferred Stock at a price of $0.34 per share and 50,000 Class B common stock purchase warrants exercisable at $0.50 per share. The Series B Convertible Preferred Stock carries a $.08 per share annual dividend and is convertible into the Company's common stock on a one for one basis. In connection with this offering the Company received net proceeds of $52,000 after dividends paid of $16,000. During the year ended June 30, 2006 all of the 918,000 shares of Series B Convertible Preferred Stock were converted into 918,000 shares of the Company's common stock.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Increase in Authorized Capitalization

On July 19, 2005 the Board of Directors approved an amendment to the Company's Certificate of Incorporation to permit the Company to issue up to 75,000,000 shares of common stock. This amendment was approved by the stockholders at the December 7, 2005 annual meeting.

On June 30, 2008 the Board of Directors approved an amendment to the Company's Certificate of Incorporation to permit the Company to issue up to 200,000,000 shares of common stock. This amendment was approved by the stockholders consent.

Issuances of common stock

In connection with a three-year service agreement the Company issued 100,000 shares of its common stock valued at $82,000. Amortization amounted to $66,000 for the year ended June 30, 2006.

During August 2004 the Company amended a February 2004 consulting agreement to provide for additional compensation of 100,000 common shares. These shares were valued at $66,000 based upon closing market price at the date of issuance. Amortization amounted to $49,000 for the year ended June 30, 2006.

During November 2004 the Company amended an August 2003 consulting agreement to provide for additional compensation of 300,000 common shares. These shares were valued at $177,000 based upon closing market price at the date of issuance. Amortization amounted to $107,000 for the year ended June 30, 2006.

During July 2005 the Company issued 533,333 shares of its common stock in connection with the exercise of 533,333 common stock warrants. Warrants with exercise prices ranging from $0.75 to $1.00 were repriced to $.30. The Company realized gross proceeds of $160,000 and expenses were $16,000 in connection with the exercise. New common stock purchase warrants were issued for 583,333 shares of common stock at exercise prices ranging from $0.50 to $0.55 per share.

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

During September 2005 the Company issued an aggregate of 1,841,512 shares of common stock in connection with the exercise of 1,841,512 common stock warrants. Warrants with exercise prices ranging from $.50 to $2.00 were repriced to prices ranging from $.30 to $.45. The Company realized gross proceeds of $673,000 and expenses were $75,000 in connection with the exercises. New common stock purchase warrants were issued for 524,512 shares of common stock exercisable at $.70 per share, 868,333 exercisable at $.50 per share, 365,000 exercisable at $.55 per share and 83,667 exercisable at $.65 per share.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

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

During January 2006 the Company issued an aggregate of 1,250,453 shares of common stock in connection with the exercise of 1,250,453 common stock warrants. Warrants with exercise prices ranging from $.50 to $4.00 were repriced to prices ranging between $.10 and $.125. The Company realized gross proceeds of $148,000 and expenses were $11,000 in connection with the exercises. New common stock purchase warrants were issued for 1,500,453 shares of common stock exercisable at $.35 per share.

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

During March 2006 the Company completed a private placement for 937,500 shares of its common stock. The offering consisted of 937,500 shares of common stock at a price of $.16 per share and 468,750 common stock purchase warrants exercisable at $.40 per share. The Company realized gross proceeds of $150,000 and expenses were $15,000 in connection with the placement. In addition, the Company issued 20,000 common stock purchase warrants exercisable at $.40 pre share to the placement agent.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

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

During November 2006 the Company issued 500,000 shares of common stock and issued warrants to purchase 500,000 shares of common stock to be exercisable at a price of $0.20 per share in connection with a consulting agreement. These shares were valued at $15,000 based upon the closing market price at the date of issuance. Such amount was amortized to expense in 2007.

During December 2006 the Company issued an aggregate of 137,500 shares of common stock in connection with the exercise of 137,500 common stock warrants. Warrants with exercise prices ranging from $0.85 to $1.30 were repriced to $0.15 to $0.20. The Company realized gross proceeds of $26,000 and expenses were $3,000 in connection with the exercises. New common stock purchase warrants were issued for 137,500 shares of common stock exercisable at prices ranging from $0.50 to $0.70 per share.

During January 2007 the Company issued an aggregate of 1,354,887 shares of common stock in connection with the exercise of 1,354,887 common stock warrants. Warrants with exercise prices ranging from $0.50 to $1.90 were repriced to $0.08 to $0.10. The Company realized gross proceeds of $127,000 and expenses were $9,000 in connection with the exercises. New common stock purchase warrants were issued for 1,354,887 shares of common stock exercisable at prices ranging from $0.25 to $0.30 per share.

In January 2007, the Company issued an aggregate 1,000,000 shares of common stock in connection with the hiring of the Company President/Chief Financial Officer. These shares were valued at $0.09 per share or $90,000, based upon the closing market price at the date of issuance. The issuance was expensed at the date of issuance.

During February 2007 the Company issued an aggregate of 813,333 shares of common stock in connection with the exercise of 813,333 common stock warrants. Warrants with exercise prices ranging from $0.40 to $1.60 were repriced to $0.08 to $0.10. The Company realized gross proceeds of $32,000 and reduced amounts accrued liabilities $17,000 and expenses were $3,000 in connection with the exercises. New common stock purchase warrants were issued for 813,333 shares of common stock exercisable at $0.40 per share.

In connection with a placement agency agreement, the Company issued 500,000 shares of its common stock valued at $90,000. This amount was expensed in the year ended June 30, 2007.

During August 2007 the Company issued an aggregate of 12,720 common shares in payment of accrued dividends on the Class A Preferred Stock.

In connection with a consulting service agreement, the Company issued 540,000 shares of its common stock and issued warrants to purchase 540,000 shares of common stock to be exercisable at a price of $0.75 per share. This value of the service of $100,000 was expensed in the year ended June 30, 2008.

In June 2008 the Company issued 25,000 shares of its common stock in connection with a convertible debt agreement valued at $8,000. The amount was expensed in the year ended June 30, 2008.

During the year ended June 30, 2008, the Company issued an aggregate of 1,765,040 shares of its common stock for payment of interest on the convertible notes payable agreements. The amount of interest paid was $369,000.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

Issuances of common stock purchase warrants

In connection with marketing and consulting agreements with five separate entities, entered into in August 2003, the Company issued warrants to purchase 1,250,000 shares of common stock to be exercisable at $ .01 per share. The Company estimated the fair value of these warrants to be $2,564,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 3.1%, volatility of 33.33% and a term of five years. During 2006 the Company determined, based on its decision to transition from the water cooler advertising and sales market, that the remaining fair value of these warrants was fully impaired. Accordingly, the Company amortized the remaining $977,000 to expense in the year ended June 30, 2006.

In connection with a three year consulting agreement, entered into in February 2004, the Company issued a warrant to purchase 150,000 shares of common stock to be exercisable for a five-year period at $1.22 per share. The Company estimated the fair value of this warrant to be $143,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 3.1%, volatility of 106.9 % and a term of five years. Amortization amounted to $78,000 for the year ended June 30, 2006.

During August 2004 the Company issued 50,000 common stock purchase warrants at a price of $.66 per share in connection with performance under an existing consulting agreement. The Company estimated the fair value of these warrants to be $25,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 98.71% and a term of five years. Amortization amounted to $16,000 for the year ended June 30, 2006.

During December 2004 the Company issued 100,000 common stock purchase warrants at a price of $.40 per share in connection with two consulting agreements. The Company estimated the fair value of these warrants to be $30,000 utilizing the Black Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 98.71% and a term of 5 years. Amortization amounted to $28,000 for the year ended June 30, 2006.

During June 2005 the Company issued 100,000 common stock purchase warrants at a price of $.37 per share in connection with an investor relations agreement. The Company estimated the fair value of these warrants to be $19,000 utilizing the Black-Scholes valuation method using the following assumptions; a risk-free interest rate of 3.1%, volatility of 50.06% and a term of 5 years. Amortization amounted to $19,000 during the year ended June 30, 2006.

In connection with a private placement of Class B preferred stock, completed in August 2005, the Company issued Class B common stock purchase warrants for 329,500 shares of its common stock exercisable at $.50 per share and an additional 24,891 shares of its common stock exercisable at $.50 per share to the placement agent.

In connection with a warrant repricing, completed in July 2005, the Company issued common stock purchase warrants for 533,333 shares of its common stock exercisable at $.50 per share.

In connection with a private placement of common stock, completed in August 2005, the Company issued common stock purchase warrants for 450,000 shares of its common stock exercisable at $.60 per share. The Company also issued common stock purchase warrants for 450,000 shares of the common stock of its Aquacell Water subsidiary exercisable at $5.00 per share.

In connection with a warrant repricing, completed in September 2005, the Company issued common stock purchase warrants for 524,512 shares of its common stock exercisable at $.70 per share, for 868,333 shares exercisable at $.50 per share, for 365,000 shares exercisable at $.55 per share and for 83,667 shares exercisable at $.65 per share.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

In connection with a private placement of common stock, completed in September 2005, the Company issued common stock purchase warrants for 333,333 shares of its common stock exercisable at $.50 per share and an additional 13,333 shares of its common stock exercisable at $.50 per share to the placement agent.

In connection with a private placement of common stock, completed in September 2005, the Company issued common stock purchase warrants for 150,000 shares of its common stock exercisable at $.75 per share.

In connection with a warrant repricing, completed in November 2005, the Company issued common stock purchase warrants for 277,845 shares of its common stock exercisable at $.60 per share. The Company also issued common stock purchase warrants for 277,845 shares of the common stock of its Aquacell Water subsidiary exercisable at $5.00 per share.

In connection with a warrant repricing, completed in December 2005, the Company issued common stock purchase warrants for 400,000 shares of its common stock exercisable at $.20 per share.

In connection with a warrant repricing, completed in January 2006, the Company issued common stock purchase warrants for 1,500,453 shares of its common stock exercisable at $.35 per share.

In connection with a warrant repricing, completed in February 2006, the Company issued common stock purchase warrants for 223,473 shares of its common stock exercisable at $.40 per share.

In connection with a warrant repricing, completed in March 2006, the Company issued common stock purchase warrants for 751,666 shares of its common stock exercisable at $.40 per share.

In connection with a private placement, completed in March 2006, the Company issued common stock purchase warrants for 468,750 shares of its common stock exercisable at $.40 per share.

In connection with a private placement, completed in November 2006, the Company issued common stock purchase warrants for 500,000 shares of its common stock exercisable at $.20 per share.

In connection with a warrant repricing, completed in December 2006, the Company issued common stock purchase warrants for 137,500 shares of its common stock exercisable at $.50-$.70 per share.

In connection with a warrant repricing, completed in January 2007, the Company issued common stock purchase warrants for 1,354,887 shares of its common stock exercisable at $.25-$.30 per share.

In connection with a consulting agreement in January 2007, the Company issued common stock purchase warrants for 20,000 shares of its common stock exercisable at $.40 per share.

In connection with a warrant repricing, completed in February 2007, the Company issued common stock purchase warrants for 813,333 shares of its common stock exercisable at $.40 per share.

Between February and June 2007, the Company issued an aggregate 2,050,000 warrants to purchase common stock at $0.50 per share with a term of five years in connection with the Convertible Notes payable issuances. The Company estimated the fair market value of these warrants to be $900,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk free interest rate of 4.77% to 4.98%, volatility of 213%, dividend rate of zero and a
term of three years.   Amortization to interest for the years ended June 30,
2008 and 2007 amounted to $453,000 and $47,000, respectively (Note 10).

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

During April and June 2008, the Company issued an aggregate 181,000 warrants to purchase common stock at $0.50 per share with a term of five years in connection with the Convertible Notes payable issuances. The Company estimated the fair value of these warrants to be $31,000 utilizing the Black-Scholes valuation method using the following assumptions: a risk-free interest rate of 2.31%- 2.92%, volatility of 158%, dividend rate of zero and a term of three years. Amortization for the year ended June 30, 2008 amounted to $1,000 (Note 10).

At June 30, 2008, the Company had warrants outstanding as follows:

     Exercise Price           Shares        Expiration Date (Mo/Yr)
     --------------         ----------      -----------------------
          0.01                 150,000      Aug 2008
          0.20                 900,000      Dec 2010 - Nov 2011
          0.25                 942,028      Jan 2012
          0.30                 412,859      Jan 2012
          0.35               1,500,453      Jan 2013
          0.37                 100,000      June 2010
          0.40               2,402,222      June 2010 - Feb 2012
          0.50               3,096,417      July 2010 - June 2013
          0.60                 584,033      Aug 2010 - Nov. 2010
          0.66                  50,000      Aug 2009
          0.70                  68,750      Dec 2011
          0.75               1,066,667      Dec 2009 - Mar 2013
          0.90                 147,000      Sept 2009
          1.16                 685,000      Mar 2013
          1.22                 150,000      Feb 2009
          4.00                 130,000      Sept 2008 - June 2009
                           -----------
                            12,385,429

At June 30, 2008, the weighted average exercise price of the outstanding warrants was $0.52 and the weighted average remaining contractual life of the warrants was 3.03 years.

Stock Based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") in fiscal year 2006. The Company adopted SFAS 123(R) using the modified prospective method, and, accordingly, consolidated financial statements for prior periods have not been restated to reflect the effect of SFAS 123(R). In March 2005, the SEC issued SEC SAB No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied SAB 107 in its adoption of SFAS 123(R). The Company previously applied APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

During August 1998, the Company adopted the 1998 Incentive Stock Plan (the "Plan") under which options (either incentive or nonqualified), stock appreciation rights, stock and other awards, covering an aggregate amount of 1,000,000 shares of common stock, may be granted to officers, directors, employees and consultants of the Company. The exercise price established for any awards granted under the Plan, shall be determined by a Compensation Committee appointed by the Company's Board of Directors. The exercise price of incentive stock options cannot be less than 100% (110% for 10% or greater shareholder employees) of the fair market value ("FMV") at the date of grant and the exercise price of nonqualified options cannot be less than 85% of the FMV at the date of grant. The exercise period of incentive options cannot extend beyond 10 years from the date of grant and nonqualified options cannot extend beyond 15 years from the date of grant. At the December 2, 2003 annual meeting the stockholders approved the increase in issuable shares to 2,000,000 and at the December 7, 2005 annual meeting the stockholders approved the increase in issuable shares to 3,000,000 in the plan.

During January 2002, the Board of Directors adopted a Director's Option Plan covering an aggregate amount of 500,000 shares of common stock. At the December 7, 2005 annual meeting the stockholders approved the increase in issuable shares to 1,000,000 in the plan. As of June 30, 2008, 2007 and 2006, 495,000, 495,000 and 435,000 options have been granted under this plan.

A summary of stock option activity under both plans is as follows:

                                                         Weighted-
                                            Weighted-     Average     Aggregate
                                             Average     Remaining    Intrinsic
                                            Exercise    Contractual     Value
                                 Options     Price     Life (Years)     (000)
                               ----------  ----------  ------------  -----------
Outstanding at July 1, 2005    1,935,500     $  0.80         6.30      $      0
Granted                          660,000        0.26
Forfeited                       (191,000)       0.69
                               ----------
Outstanding at June 30, 2006   2,404,500        0.66         5.74             0
Granted                          935,000        0.09
Forfeited                       (630,000)       0.58
                               ----------
Outstanding at June 30, 2007   2,709,500        0.49         5.60           466
Granted                          550,000        0.18
Forfeited                        (60,000)       0.55
                               ----------
Outstanding at June 30, 2008   3,199,500        0.45         4.96           203

Vested and expected to vest
   at June 30, 2008            3,037,733        0.40         5.00           172
                               ==========
Exercisable at June 30, 2008   1,581,833        0.61         4.49            80
                               ==========

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

A summary of the status of the Company's nonvested options as of June 30, 2008 and 2007 and changes during the fiscal years then ended is presented below.

                                                    Weighted Average
                                      Shares        Grant Date Fair Value
                                   ------------     ---------------------

Unvested at July 1, 2006             1,438,400              $0.33
Granted                                935,000              $0.09
Vested                                (315,000)             $0.31
Forfeited                             (461,400)             $0.34
                                   ------------
Unvested at June 30, 2007            1,597,000              $0.21
Granted                                550,000              $0.18
Vested                                (529,333)             $0.36
                                   ------------
Unvested at June 30, 2008            1,617,667              $0.25
                                   ============

As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $381,000, which is expected to be recognized over a weighted average period of approximately 2.73 years. There was no intrinsic value of stock options exercised as there were no exercises in 2008, 2007 or 2006.

The weighted average grant date fair value of options granted during the years ended June 30, 2008, 2007 and 2006 was $0.18, $0.09 and $0.26, respectively.

The following table summarizes information about stock options and warrants outstanding and exercisable at June 30, 2008:

                                Weighted      Weighted               Weighted
                                Average       Average   Exercisable  Average
                   Number of    Remaining     Exercise  Number of    Exercise
Exercise Price     Shares       Life (Years)  Price     Shares       Price
-----------------  -----------  ------------  --------  -----------  --------
$0.09 - 0.10          935,000       5.53      $  0.09      348,333   $  0.10

        0.18          550,000       6.40         0.18            -      0.18

        0.21          445,000       5.07         0.21      223,000      0.21

 0.37 - 0.49           50,000       6.40         0.39       46,000      0.40

 0.55 - 0.65          624,500       3.57         0.56      424,500      0.56

 0.86 - 1.16          190,000       4.21         1.11      190,000      1.11

 1.24 - 1.45          405,000       3.36         1.26      350,000      1.27
                   -----------                          -----------
                    3,199,500                            1,581,833
                   ===========                          ===========

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

9. Spin-off of Subsidiary and Discontinued Operations

On July 19, 2005 the Board of Directors approved that management reincorporate its Water Science Technologies subsidiary in Delaware and change its name to Aquacell Water, Inc.

On November 8, 2005 the Company filed a Form 10 on behalf of its Aquacell Water subsidiary in connection with the spin-off. On March 13, 2006 the Form 10 of Aquacell Water that registered all 27,809,408 issued and outstanding shares of its common stock to be distributed to the Aquacell Technologies, Inc. common stockholders on a share for share basis was declared effective. This report has reclassified the assets, liabilities and operations of the Aquacell Water subsidiary to reflect discontinued operations based on the March 9, 2006 record date.

The Financial Accounting Standards Board's SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets, " addresses financial accounting and reporting for the disposal of a component of an entity that has been disposed of in a distribution to owners.

The Company has disposed of its Aquacell Water, Inc. subsidiary through a distribution of common shares to its stockholders. Consequently, the accompanying condensed consolidated financial statements reflect operations of Aquacell Water, Inc. as discontinued operations in accordance with SFAS No. 144. Results of operations and cash flows of Aquacell Water have been classified as "Loss from discontinued operations".

Summarized below are the results of discontinued operations:

                                                            Year Ended
                                                              June 30,
                                                   ----------------------------
                                                       2006*           2005
                                                   ------------    ------------
Net sales                                          $   555,000     $   619,000
                                                   ============    ============
Discontinued operations:
   Loss from discontinued operations of subsidiary ($650,000) ($471,000) Write-off goodwill attributable to Company's
      investment in Aquacell Water, Inc.              (750,000)              -
                                                   ------------    ------------
   Loss from discontinued operations               ($1,400,000)      ($471,000)
                                                   ============    ============
   *Includes operations to March 9, 2006

10. Interest Expense

Included in interest expense in fiscal 2008 is a charge of $798,000 related to the Convertible Promissory Notes payable share registration penalty and $367,000 of interest paid on the Convertible Notes payable. Also included in interest expense is interest amortization charges related to warrants issued in connection with the Convertible Promissory Notes payable of $454,000 and $47,000 for the years ended June 30, 2008 and 2007, respectively. The balance of interest expense, in the amounts of $97,000, $70,000 and $41,000 for the years ended June 30, 2008, 2007 and 2006, respectively, represents penalties and interest on accrued payroll taxes.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

11. Income Taxes

The provision for income taxes consists of the following:

                                                      June 30,
                                    --------------------------------------------
                                        2008            2007            2006
                                    ------------    ------------    ------------
Current:
   Federal                          $         -     $         -     $         -
                                    ------------    ------------    ------------
                                              -               -               -
                                    ------------    ------------    ------------
Deferred:
   Federal                                1,184             719           1,696
                                    ------------    ------------    ------------
                                          1,184             719           1,696
                                    ------------    ------------    ------------
Less change in valuation allowance       (1,184)           (719)         (1,696)
                                    ------------    ------------    ------------
Net deferred tax asset (liability)  $         -     $         -     $         -
                                    ============    ============    ============

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry-forwards, accrued expenses and basis differences in fixed assets.

The Company's effective tax rate differs from the Federal statutory rates due to the valuation allowance recorded for the unused net operating loss carry-forwards deferred tax asset. An allowance has been provided for by the Company which reduced the tax benefits accrued by the Company for its net operating losses to zero, as it cannot be determined when, or if, the tax benefits derived from these operating losses will materialize.

At June 30, 2008, the Company had available federal net operating loss carry forwards to reduce future taxable income, if any, of approximately $24,000,000. The net operating loss carry forwards expire at various dates through 2028. Under Section 382 of the Internal Revenue Code certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry forwards.

12. Subsequent Events

Subsequent to June 30, 2008 the Company received additional proceeds from the sale of its 9% Convertible Promissory Notes of approximately $700,000 (which brought the total proceeds of the 9% Convertible Promissory Note subsequent to the year ended June 30, 2007 to approximately $1,062,000). The conversion rate of these Notes was $0.15 per common share which will result in a amending the conversion rates on certain of the outstanding Convertible Promissory Notes from $.20 to the revised $0.15 during fiscal 2009.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

13. Commitments and Contingencies

Lease Commitments

As of June 30, 2008, future minimum commitments under office and equipment operating leases are $139,000 through December 31, 2010, of which $93,000 is committed in fiscal 2009. Rent expense under office leases amounted to approximately $83,000, $122,000 and $111,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Contingency Related to Convertible Notes

Subsequent to June 30, 2008, the Company was advised by certain holders of Convertible Notes issued in fiscal 2007 that the holders consider the Company in default of certain terms and conditions of the Convertible Note Agreements and the Registration Rights Agreement and intend to demand repayment in full of all outstanding principal, accrued interest, and registration penalties. The Company believes any defaults that may have occurred have been cured, and does not consider the Convertible Notes in default at June 30, 2008. As of June 30, 2008, the Company has accrued all unpaid interest and registration penalties (Note 7). The Convertible Notes are reflected as currently due on the accompanying consolidated balance sheets.

Legal Proceedings

From time to time, the Company is named in legal actions in the normal course of business. In the opinion of management, the outcome of these matters, if any, will not have a material impact on the financial condition or results of operations of the Company.

14. Statement of Cash Flows Supplemental Disclosure of Non-Cash Transactions

The following schedule summarizes the Company's supplemental disclosure of non-cash transactions for the Consolidated Statements of Cash Flows for the years ended June 30, 2008, 2007, and 2006 (in thousands):


                                                                Years Ended June 30,
                                                    --------------------------------------------
(in thousands)                                          2008            2007            2006
                                                    ------------    ------------    ------------
Supplemental Disclosure of Cash Flow Information
  Purchase of GPM, Inc.
    Receivables from related parties, net           $         -     $        12     $         -
    Property and equipment, net                               -              20               -
    Patents                                                   -           1,099               -
    Goodwill                                                  -             750               -
    Accounts payable and accrued liabilities                  -            (175)              -
    Customer deposits                                         -            (261)              -
    Warranty reserves                                         -            (157)              -
                                                    ------------    ------------    ------------
       Net purchase price                           $         -     $     1,288     $         -
                                                    ============    ============    ============

  Spin-off of Aquacell Water subsidiary
   Current assets, net                              $         -     $         -     $        57
   Property and equipment, net                                -               -               7
   Other assets                                               -               -               5
   Liabilities, net                                           -               -          (1,119)
                                                    ------------    ------------    ------------
       Net investment in subsidiary                 $         -     $         -     $    (1,050)
                                                    ============    ============    ============

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

15. Consulting and Employment Agreements

Consulting agreements

During August 2003 the Company entered into marketing and consulting agreements with five separate entities. Consideration for one of these agreements included cash fees of $45,000 paid over a three-month period. In addition, 1,250,000 warrants to purchase common stock of the Company exercisable for five years at a price of $.01 per share, were issued for all these agreements (See Note 8).

During February 2004 the Company entered into a three year consulting agreement. Consideration for this agreement was 150,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $1.22 per share (See Note 8).

During June 2004 the Company entered into a three-year service agreement. The agreement calls for a cash payment of $6,000 per month over the term of the agreement, and the issuance of 100,000 shares of the Company's common stock (See Note 8).

During December 2004 the Company entered into five year consulting agreements with two separate entities. Consideration for these agreements was 100,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $.40 per share (See Note 8).

During June 2005 the Company entered into a month-to-month investor relations agreement, effective July 1, 2005. Consideration for the agreement was $5,500 per month and 100,000 warrants to purchase shares of common stock of the Company exercisable for five years at a price of $.37 per share (See Note 8). The agreement will automatically renew on a monthly basis, unless terminated by either party in writing upon 30 days notice. The agreement was canceled during the year ended June 30, 2006.

During February 2007 the Company entered into a placement agency agreement. Consideration for this agreement was 500,000 shares of the Company common stock (see Note 8).

Employment agreements

The Company has employment agreements with various executives and employees of the Company which expire at various dates through January, 2012. These agreements provide for aggregate minimum salaries of $550,000 for the year ending June 30, 2009. The agreements also provide for incentive bonuses based upon achievement of certain milestones.

                   GREENCORE TECHNOLOGY, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements

16. Selected Quarterly Financial Results (unaudited)


Year ended June 30, 2008
                                    First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter      Total
(in thousands, except per share)   --------   --------   --------   --------   --------

Revenues                           $    60    $    24    $    35    $    52    $   171
Gross profit                           (47)       (10)        (6)       (32)       (95)
Operating income (loss)               (593)      (485)      (614)      (886)    (2,578)
Other income (loss)                   (108)    (1,025)      (274)      (299)    (1,706)
                                   --------   --------   --------   --------   --------
Net income (loss)                  $  (701)   $(1,501)   $  (888)   $(1,185)   $(4,284)
                                   ========   ========   ========   ========   ========
Net loss per common share
  Basic and diluted                $ (0.02)   $ (0.04)   $ (0.02)   $ (0.03)   $ (0.11)
                                   ========   ========   ========   ========   ========



Year ended June 30, 2007
                                    First      Second     Third      Fourth
                                   Quarter    Quarter    Quarter    Quarter      Total
(in thousands, except per share)   --------   --------   --------   --------   --------

Revenues                           $    68    $    18    $    24    $    37    $   147
Gross profit                            15        (13)       (12)       (77)       (87)
Operating income (loss)               (317)      (182)      (860)      (835)    (2,194)
Other income (loss)                     (3)        (5)        (6)       (91)      (105)
                                   --------   --------   --------   --------   --------
Net income (loss)                  $  (320)   $  (187)   $  (866)   $  (926)   $(2,299)
                                   ========   ========   ========   ========   ========
Net loss per common share
  Basic and diluted                $ (0.01)   $ (0.01)   $ (0.03)   $ (0.03)   $ (0.07)
                                   ========   ========   ========   ========   ========